Form 10-Q
period 1996-03-31
GB FOODS CORP
filed 1996-05-10
CIK 863483

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the three month period ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ----------   -----------

                        Commission File Number 1-10576


                             GB FOODS CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                               33-0403086
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

      1100 NEWPORT CENTER DRIVE
      NEWPORT BEACH, CALIFORNIA                        92660
 (Address of Principal Executive Office)            (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6004


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes [X]    No [_]


     As of March 31, 1996, the registrant had 6,297,684 shares outstanding of its Common Stock, $.08 par value.

                             GB FOODS CORPORATION
                                     Index


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

                                                                                           Page
Consolidated Balance Sheets (unaudited) at March 31, 1996 and December 31, 1995...............3

Consolidated Statements of Operations (unaudited) for the three months ended
March 31, 1996 and 1995.......................................................................4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended
March 31, 1996 and 1995.......................................................................5

Notes to Consolidated Financial Statements (unaudited)........................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................................7

Part II.  OTHER INFORMATION...................................................................9


                             GB FOODS CORPORATION
                          Consolidated Balance Sheets
                                  (unaudited)

                                    ASSETS

                                                               March 31,    December 31,
                                                                  1996          1995
                                                            ------------    ------------
Current assets

 Cash and cash equivalents                                  $    203,131    $    216,728
 Short-term investments                                          694,289         763,830
 Accounts and notes receivable                                   245,897         268,277
 Other assets                                                     65,216         125,841
                                                            ------------    ------------

   Total current assets                                        1,208,533       1,374,676

Equipment and improvements                                     1,093,900       1,268,290
Notes receivable                                                 505,120         519,690
Other assets                                                     108,856         114,061
                                                            ------------    ------------

                                                            $  2,916,409    $  3,276,717
                                                            ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

 Current installments of long-term debt                     $      9,875    $     10,203
 Accounts payable and accrued expenses                           426,084         562,409
 Accrued salaries, wages and employee benefits                    78,904         109,199
 Deferred franchise fees                                          75,000          80,000
                                                            ------------    ------------

   Total current liabilities                                     589,863         761,811

Long-term debt, less current installments                         22,826          25,372

Minority interest in consolidated partnership                     62,993          60,720

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000
  shares; 6,297,684 and 6,284,684 shares issued and
  outstanding at March 31, 1996 and December 31, 1995,
  respectively                                                   503,814         502,774
 Additional paid-in capital                                   15,321,674      15,268,714
 Accumulated deficit                                         (13,584,761)    (13,342,674)

   Total shareholders' equity                                  2,240,727       2,428,814
                                                            ------------    ------------

                                                            $  2,916,409    $  3,276,717
                                                            ============    ============



See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                Condensed Consolidated Statements of Operations
                                  (unaudited)



                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1996          1995
                                                                    -----------    -------------
 Revenues:
 Restaurant operations                                               $  760,326    $ 1,264,523
 Royalties                                                              225,393        173,141
 Franchise fees                                                          78,422              -
 Interest                                                                28,159         23,857
 Other                                                                   64,872         64,859
                                                                    -----------    -------------
                                                                      1,157,172      1,526,380
                                                                    -----------    -------------
Restaurant operating costs:
 Food and packaging                                                     287,103        458,244
 Payroll and other employee benefits                                    229,467        405,557
 Occupancy and other operating costs                                    209,314        352,680
General and administrative                                              666,523        703,551
Litigation settlement and related costs                                       -        716,393
                                                                    -----------    -------------

                                                                      1,392,407      2,636,425
                                                                    -----------    -------------
Loss before minority interest in consolidated
  partnership                                                          (235,235)    (1,110,045)

Minority interest in consolidated
 partnership                                                              6,852          7,932
                                                                    -----------    -------------

Net loss                                                             $ (242,087)   $(1,117,977)
                                                                    ===========    =============

Net loss per share                                                   $     (.04)   $      (.20)
                                                                    ===========    =============




See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             1996           1995
                                                                        -------------   ------------

Net cash used in operating activities                                      $(204,556)     $(294,988)
                                                                        -------------   ------------
Cash flow from investing activities
  Proceeds from short-term investments                                       749,499        823,978
  Expenditures for short-term investments                                   (679,958)      (354,119)
  Proceeds from notes receivable                                              10,259              -
  Proceeds from sale of equipment and improvements                            76,350              -
  Expenditures for equipment and improvements                                 (9,793)       (53,728)
                                                                        -------------   ------------
Net cash from investing activities                                           146,357        416,131
                                                                        -------------   ------------

Cash flow from financing activities
  Repayments of long-term debt                                                (2,546)        (2,030)
  Proceeds from issuance of stock                                             54,000              -
  Distribution to minority partner                                            (6,852)        (5,500)
                                                                        -------------   ------------
Net cash from financing activities                                            44,602         (7,530)
                                                                        -------------   ------------

 Net increase (decrease) in cash and cash equivalents                        (13,597)       113,613

Cash and cash equivalents at beginning of period                             216,728        414,570
                                                                        -------------   ------------

Cash and cash equivalents at end of period                                 $ 203,131      $ 528,183
                                                                        =============   ============








See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1. Summary of Certain Accounting Policies
- - -----------------------------------------

  The accompanying unaudited consolidated financial statements of GB Foods Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Net Loss Per Share
- - ---------------------

  Net loss per share is based on 6,293,851 and 5,675,469 weighted average shares outstanding during the three months ended March 31, 1996 and 1995, respectively. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996 and 1995 and therefore have not been included in the number of weighted average shares outstanding for the net loss per share calculation.

3. Stock Issuance
- - -----------------

  On March 31, 1995, the Company agreed to issue 108,000 shares of Company Common Stock to certain franchisees in exchange for a release of potential claims against the Company and, in certain instances, to obtain a reduction in the mile radius clause of the related franchise agreement. Accordingly, the Company recorded a charge of approximately $648,000 in March 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the first quarter of 1996 decreased $369,208 (24%) to $1,157,172 compared to revenues of $1,526,380 for the first quarter of 1995.

     Revenues from restaurant operations for the first quarter of 1996 decreased $504,197 (40%) to $760,326 from $1,264,523 for the corresponding period in 1995.
This decrease in revenue was primarily attributable to the sale of five Company-owned stores to a franchisee in October of 1995, and the closure of one Company-owned store at the end of February 1996. In addition, same store sales decreased $25,711 (3%) in the first quarter of 1996 as compared to the first quarter of 1995. As of March 31, 1996 and 1995, the Company had seven and thirteen Company-owned stores, respectively.

     Franchise royalties for the first quarter of 1996 increased $52,252 (30%) to $225,393 from $173,141 earned during the first quarter of 1995, primarily due to an increase in the number of dual-concept franchise stores in operation. The total number of free-standing franchise stores was comparable at 45, for both the first quarter of 1996 and 1995. The following is a summary of the dual-concept franchise store activity during the first quarter of 1996 and 1995:

                                                      1996   1995
                                                      ----   ----
     Dual-concept stores at beginning of quarter       41      5
     Dual-concept stores opened during quarter         26      1
                                                      ----   ----

     Dual-concept stores at end of quarter             67      6
                                                      ====   ====

     Franchise fee income for the first quarter of 1996 was $78,422 compared to zero earned in the first quarter of 1995 because of the twenty-six dual-concept franchise store openings discussed above. The one dual-concept franchise store opening in the first quarter of 1995 was a test-store and therefore was not required to pay a franchise fee. Fourteen of the dual-concept franchise stores will be closing prior to April 1998.

     Cost of sales for restaurant operations (food, packaging, payroll and other employee benefits) expressed as a percentage of sales ranged from 65% to 75% and 62% to 79% for the quarters ended March 31, 1996 and 1995, respectively. Occupancy and other operating costs for restaurant operations expressed as a percentage of sales ranged from 21% to 43% and 19% to 40% for the quarters ended March 31, 1996 and 1995, respectively. On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company restaurants have remained consistent in the first quarter of 1996 as compared to 1995.

     General and administrative expenses for the quarter ended March 31, 1996 decreased to $666,523 compared to $703,551 in the first quarter of 1995 primarily because of decreased legal fees.

     Included in litigation settlement and related costs in the first quarter of 1995 is a charge of $648,000 resulting from an agreement entered into by the Company to issue Company Common Stock to certain franchisees in exchange for a release of potential claims against the Company and, in certain instances, as

                                                               (continued)
recognition for a reduction in the mile radius protection clause of the related franchise agreements.

     Impact of Company Expansion Plans on Operations. The management of the Company anticipates that continued expansion of the dual-concept restaurant business will improve the Company's liquidity and profitability by generating additional franchise fees and royalties. The Company anticipates that its existing management will be able to supervise the additional franchise sales and existing franchise stores, as well as manage the Company-owned stores without the addition of significant personnel in the next 12 months.

     Effect of Inflation. Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. In 1990, the federal statutory minimum wage was increased to $4.25 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations as the Company's hourly employees have been paid the statutory minimum wage since 1989. At March 31, 1996, approximately 15 the Company's 68 hourly employees are paid the statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased numbers due to the increased number of Green Burrito stores.

Liquidity and Capital Resources

     The Company had working capital of $618,670 at March 31, 1996 compared to $612,865 at December 31, 1995 including cash and cash equivalents of $203,161 at March 31, 1996 and $216,728 at December 31, 1995. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 27

     The information set forth herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GB FOODS CORPORATION

Date:  May 10, 1996                   By:  William M. Theisen
                                      --------------------------------------
                                      William M. Theisen
                                      Chief Executive Officer, President and
                                      Chairman of the Board

Date:  May 10, 1996                   By:  Madeleine E. Clyde
                                      --------------------------------------
                                      Madeleine E. Clyde
                                      Chief Financial Officer
                                      (Principal Accounting Officer)