Form 10-Q
period 1996-06-30
GB FOODS CORP
filed 1996-08-02
CIK 863483

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------


                         Commission File Number 1-10576


                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                        33-0403086
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


         1100 NEWPORT CENTER DRIVE
        NEWPORT BEACH, CALIFORNIA                   92660
 (Address of Principal Executive Office)          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6004


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     As of June 30, 1996, the registrant had 6,447,434 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPOATION
                                     Index

                                                                              Page
PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited) at June 30, 1996 and
December 31, 1995.............................................................3

Condensed Consolidated Statements of Operations (unaudited)
for the six and three months ended June 30, 1996 and 1995.....................4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1996 and 1995...........................................5

Notes to Consolidated Financial Statements (unaudited)........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................7

Part II. OTHER INFORMATION....................................................9

                              GB FOODS CORPORATION
                          Consolidated Balance Sheets
                                  (unaudited)


                                    ASSETS

                                                                 June 30,    December 31,
                                                                   1996          1995
                                                                ----------   ------------
Current assets

 Cash and cash equivalents                                      $  383,864     $  216,728
 Short-term investments                                            920,627        763,830
 Accounts and notes receivable                                     270,933        268,277
 Other assets                                                       99,992        125,841
                                                                ----------     ----------

  Total current assets                                           1,675,416      1,374,676

Equipment and improvements                                       1,033,615      1,268,290
Notes receivable                                                   488,643        519,690
Other assets                                                        97,955        114,061
                                                                ----------     ----------

                                                                $3,295,629     $3,276,717
                                                                ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current installments of long-term debt                         $   10,086     $   10,203
 Accounts payable and accrued expenses                             360,182        562,409
 Accrued salaries, wages and employee benefits                      97,869        109,199
 Deferred franchise fees                                            75,000         80,000
                                                                ----------     ----------

  Total current liabilities                                        543,137        761,811

Long-term debt, less current installments                           20,224         25,372

Minority interest in consolidated partnership                       57,569         60,720

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000
  shares;  6,447,434 and 6,284,684 shares issued and
  outstanding at June 30, 1996 and December 31, 1995,
  respectively                                                     515,794        502,774
 Additional paid-in capital                                     15,818,044     15,268,714
 Accumulated deficit                                           (13,659,139)   (13,342,674)
                                                                ----------     ----------

  Net shareholders' equity                                       2,674,699      2,428,814
                                                                ----------     ----------

                                                                $3,295,629     $3,276,717
                                                                ==========     ==========

See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                     Consolidated Statements of Operations
                                  (unaudited)


                                                Six Months Ended June 30,                  Three Months Ended June 30,
                                           --------------------------------------   ----------------------------------------
                                                  1996                1995                 1996                 1995
                                           ------------------   -----------------   ------------------   -------------------
Revenues:
  Restaurant operations                        $1,508,533          $ 2,582,767         $  748,207             $1,318,244
  Royalties                                       504,324              374,969            278,931                201,828
  Franchise fees                                  144,703               42,500             66,281                 42,500
  Interest                                         54,971               46,906             26,812                 23,049
  Other                                           142,620              211,187             77,748                146,328
                                           ------------------   -----------------   ------------------   -------------------

                                                2,355,151            3,258,329          1,197,979              1,731,949
                                           ------------------   -----------------   ------------------   -------------------

Restaurant operating costs:
  Food and packaging                              573,910              958,338            286,807                500,094
  Payroll and other employee benefits             449,256              800,989            219,789                395,432
  Occupancy and other                             412,086              729,524            202,772                376,844
General and administrative                      1,228,084            1,445,499            561,561                741,948
Litigation settlements and related
 costs                                                  -              825,753                  -                109,360
                                           ------------------   -----------------   ------------------   -------------------

                                                2,663,336            4,760,103          1,270,929              2,123,678
                                           ------------------   -----------------   ------------------   -------------------

Loss before minority interest in
 consolidated partnership                        (308,185)          (1,501,774)           (72,950)              (391,729)

Minority interest in consolidated
 partnership                                        8,280                8,280              1,428                    348
                                           ------------------   -----------------   ------------------   -------------------

Net loss                                       $ (316,465)         $(1,510,054)        $  (74,378)            $ (392,077)
                                           ==================   =================   ==================   ===================

Net loss per share                             $     (.05)         $      (.25)        $     (.01)            $     (.06)
                                           ==================   =================   ==================   ===================


See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Six Months Ended June 30,
                                                          ----------------------------------------
                                                                1996                    1995
                                                          -----------------     ------------------
Net cash flow from operating activities                     $  (290,126)            $ (701,653)
                                                          -----------------     ------------------

Cash flow from investing activities
  Proceeds from short-term investments                          911,582              1,081,413
  Expenditures for short-term investments                    (1,068,379)              (720,564)
  Proceeds from notes receivable                                 25,464                      -
  Proceeds from the sale of equipment and improvements           76,305                198,686
  Expenditures for equipment and improvements                   (33,481)              (112,632)
                                                          -----------------     ------------------

Net cash flow from investing activities                         (88,509)               446,903
                                                          -----------------     ------------------

Cash flow from financing activities
  Proceeds from long-term debt                                        -                 31,098
  Repayments of long-term debt                                   (5,148)                (4,090)
  Proceeds from issuance of common stock                        562,350                272,667
  Distribution to minority partner                              (11,431)               (13,432)
                                                          -----------------     ------------------
Net cash flow from financing activities                         545,771                286,243
                                                          -----------------     ------------------

Net increase in cash and cash equivalents                       167,136                 31,493

Cash and cash equivalents at beginning of period                216,728                414,570
                                                          -----------------     ------------------

Cash and cash equivalents at end of period                  $   383,864             $  446,063
                                                          =================     ==================



See accompanying notes to consolidated financial statements.

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1. Summary of Certain Accounting Policies
- -----------------------------------------

   The accompanying unaudited consolidated financial statements of GB Foods Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of what results will be for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Net Loss Per Share
- ---------------------

   Net loss per share are based on 6,417,226 and 6,355,538 weighted average shares outstanding during the three and six months ended June 30, 1996, respectively and 6,223,540 and 6,049,504 weighted average shares outstanding during the three and six months ended June 30, 1995, respectively. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996 and 1995 and therefore have not been included in the number of weighted average shares outstanding for the net loss per share calculation.

3. Termination Agreement
- ------------------------

   The Company executed a development agreement in June 1995 with Rally's Hamburger's Inc. ("Rally's") for the development of Rally's/Green Burrito dual-concept restaurants to be located primarily in the Midwest. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement; however, Rally's may continue to operate the existing Rally's/Green Burrito dual-concept units developed pursuant to the agreement, until April 1998. Royalty payments will be paid to the Company until the dual-concept units discontinue selling the Green Burrito branded foods. At June 30, 1996 there were 13 Rally's/Green Burrito units in operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the second quarter of 1996 decreased $533,970 (31%) to $1,197,979 compared to revenues of $1,731,949 during the same period in 1995. Total revenues for the six months ended June 30, 1996 decreased $903,178 (28%) to $2,355,151 compared to $3,258,329 for the same period in 1995.

     Revenues from restaurant operations for the second quarter of 1996 decreased $570,037 (43%) to $748,207 compared to $1,318,244 for the corresponding period in 1995. Revenues from restaurant operations for the six months ended June 30, 1996 decreased $1,074,234 (42%) to $1,508,533 compared to
$2,582,767 for the same period in 1995.   This decrease in revenue was primarily
attributable to the sale of five Company-owned stores to a franchisee in October of 1995, and the closure of one Company-owned store at the end of February 1996. In addition, same store sales decreased 5% and 4% for the three and six months ended June 30, 1996, respectively. As of June 30, 1996 and 1995, the Company had seven and 13 Company-owned stores, respectively.

     Franchise royalties for the second quarter of 1996 increased $77,103 (38%) to $278,931 from $201,828 earned during the second quarter of 1995. Franchise royalties for the six months ended June 30, 1996 increased $129,355 (35%) to $504,324 from $374,969 earned in the same period in 1995, primarily due to an increase in the number of dual-concept franchise stores in operation. The following is a summary of dual-concept franchise store activity during the six months ended June 30, 1996 and 1995, respectively:

                                                     1996    1995
                                                     -----   ----
     Dual-concept stores at beginning of period        41       6
     Dual-concept stores opened during period          35       4
     Dual-concept stores closed during period          (3)      -
                                                     ----    ----

     Dual-concept stores at end of period              73      10
                                                     ====    ====

     The total number of free-standing franchise stores was comparable at 44, at both June 30, 1996 and 1995.

     Franchise fee income for the second quarter of 1996 increased $23,781 (56%) to $66,281 from $42,500 earned during the second quarter of 1995 because of the opening of nine dual-concept franchise stores in the second quarter of 1996 compared to four in the second quarter of 1995. Franchise fee income for the six months ended June 30, 1996 increased $102,203 (240%) to $144,703 from $42,500 earned in the same period in 1995 because of the opening of 35 dual-concept franchise stores in the six months ended June 30, 1996, of which a total of 21 were required to pay franchise fees. The remaining 14 dual-concept stores opening in the first two quarters of 1996 were not required to pay franchise fees because they were considered test stores.

     Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits) expressed as a percentage of sales, ranged from 64% to 78% and 64% to 79% for the three months ended June 30, 1996 and 1995, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales, ranged from 21% to 33% and 22% to 45% for the three months ended June 30, 1996 and 1995, respectively. Cost of sales from restaurant operations expressed as a percentage of sales, ranged from 64% to 75% and 63% to 79% for the six months ended June 30, 1996 and 1995, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales, ranged from 21% to 43% and 21% to 40% for the six months
ended June 30, 1996 and 1995, respectively.   On an aggregate basis, cost of
sales and occupancy and other operating costs expressed as a percentage of sales for the Company restaurants have remained relatively consistent in the three and six months ended June 30, 1996 as compared to the same periods in 1995.

     General and administrative expenses decreased to $561,561 in the second quarter of 1996 compared to $741,948 incurred in the second quarter of 1995. Primarily because of a $100,000 charge recorded in the second quarter of 1995 associated with the anticipated cost to relocate an existing franchise store, and decreased legal fees. General and administrative expenses decreased to $1,228,084 in the six months ended June 30, 1996 compared to $1,445,499 for the six months ended June 30, 1995

     The Company experienced litigation settlements and related costs in the three and six months ended June 30, 1995 of $109,360 and $825,753, respectively. The Company recorded a charge of $109,360 in the second quarter of 1995 related to the settlement of the CKE litigation. The Company recorded a charge of $669,000 in the first quarter of 1995 as the result of an agreement to issue Company common stock to certain franchisees in exchange for a release of potential claims against the Company and, in certain instances, as recognition for a reduction in the mile radius protection clause of the related franchise agreements. In addition, the Company recorded costs related to the settlement of a lawsuit with current and former franchisees totaling $47,393 in the first quarter of 1995.

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

     Effect of Inflation. Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. In 1990, the federal statutory minimum wage was increased to $4.25 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations as the Company's hourly employees have been paid the statutory minimum wage since 1989. At June 30, 1996, approximately 9 of the Company's 64 hourly employees are paid the statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased numbers due to the increased number of Green Burrito stores.


Liquidity and Capital Resources

     The Company had working capital of $1,132,279 at June 30, 1996 compared to $612,865 at December 31, 1995 including cash and cash equivalents of $383,864 at June 30, 1996 and $216,728 at December 31, 1995. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
     Not applicable

Item 2.  Changes in Securities
     Not applicable

Item 3.  Defaults Upon Senior Securities
     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company convened its annual stockholders meeting on May 22, 1996. The stockholders voted to (I) elect William M. Theisen, Michael J. Scherr, T. Anthony Gregory, Bruce H. Haglund, and George J. Kubat as directors to serve until the next annual meeting of stockholders; and (II) to ratify the appointment of Saddington.Cacciamatta as independent auditors for 1996.

     The votes cast for the election of directors were as follows:

Nominee                      Votes Cast For   Votes Cast Against
- -----------------------      --------------   ------------------
     William M. Theisen         5,175,525            40,976
     Michael J. Scherr          5,175,525            40,976
     T. Anthony Gregory         5,175,525            40,976
     Bruce H. Haglund           5,176,525            39,976
     George J. Kubat            5,175,525            40,976

     The votes cast for the appointment of Saddington.Cacciamatta as independent auditors for 1996 were 5,177,973 for and 35,706 against, with 2,822 abstentions.

Item 5.  Other Information
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
- --------
     Exhibit 27

Reports on Form 8-K
- -------------------
     On July 17, 1996, the Company filed a Special Report on Form 8-K reporting the adoption on July 9, 1996 of a Stockholder Rights Agreement designed to protect stockholders from abusive takeover tactics and to preserve for stockholders the long-term value of the Company. The Rights Agreement has not been adopted in response to any effort to acquire control of the Company and the Board of Directors is not aware of any such effort.

     Under the Stockholder Rights Agreement, the Company' Board declared a dividend distribution of one right for each outstanding share of the Company common stock. Upon becoming exercisable, each right would entitle its holder to buy one share of the Company common stock at an exercise price of $29. The rights will become exercisable if a person or group (other than certain exempt persons) acquires 15% or more of the Company common stock or announces a tender offer for 15% or more of the Company common stock.

     The Company can redeem the rights at $.001 each at anytime before a non-exempt person acquires 15% of the Company common stock. If such a person acquires 15% or more of the Company' common stock, each right would enable the Company stockholder to acquire the Company common stock having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price. If the Company were acquired by a merger or similar transaction after such an event, each right would enable the Company stockholder to buy shares of the acquiring company having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price.

     The rights dividend distribution will be made on August 1, 1996 payable to stockholders of record on August 1, 1996. The rights will expire on July 9, 2006. The rights dividend distribution is not taxable to the Company stockholders. The Rights Agreement exempts ownership of the Company common stock by William M. Theisen, the Company's Chief Executive Officer, and his related interests and current holders of warrants to purchase 1,000,000 or more shares of the Company common stock.

     Certificates representing the rights will not be issued at this time, and the rights will trade with, and will not be detachable from, the Company common stock until the rights become exercisable.


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

                                      GB FOODS CORPORATION
Date:  August 2, 1996                By: William M. Thiesen
                                      --------------------------------------
                                      William M. Theisen
                                      Chief Executive Officer, President and
                                      Chairman of the Board



Date:  August 2, 1996                By: George J. Kubat
                                      ------------------------------
                                      George J. Kubat
                                      Chief Financial Officer
                                      (Principal Accounting Officer)