Form 10-Q
period 1996-09-30
GB FOODS CORP
filed 1996-11-01
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number 1-10576

                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                              33-0403086
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

    1100 NEWPORT CENTER DRIVE, SUITE 200
         NEWPORT BEACH, CALIFORNIA                      92660
   (Address of Principal Executive Office)           (Zip Code)

       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6004


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No
                                                 ------       ------

    As of September 30, 1996, the registrant had 6,448,768 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION
                                     Index


                                                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 1996 and December 31, 1995................................   3

Consolidated Statements of Operations for the three and nine  months ended
September 30, 1996 and 1995............................................................................   4

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 1996 and 1995............................................................................   5

Notes to Consolidated Financial Statements.............................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations..................................................................................   8

PART II.  OTHER INFORMATION............................................................................  11

SIGNATURES.............................................................................................  12


                             GB FOODS CORPORATION
                          Consolidated Balance Sheets

                                    ASSETS


                                      (unaudited)
                                     September 30,   December 31,
                                         1996            1995
                                     -------------   ------------
Current assets

 Cash and cash equivalents........      $  502,748     $  216,728
 Short-term investments...........       1,011,358        763,830
 Accounts and notes receivable....         295,303        268,277
 Other assets.....................          15,575        125,841
                                        ----------     ----------

  Total current assets............       1,824,984      1,374,676

Equipment and improvements, net...         954,530      1,268,290
Notes receivable                           471,831        519,690
Other assets                                94,771        114,061
                                        ----------     ----------

                                        $3,346,116     $3,276,717
                                        ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

 Current installments of long-term debt................   $     10,301    $     10,203
 Accounts payable and accrued expenses.................        291,377         562,409
 Accrued salaries, wages and employee benefits.........         73,668         109,199
 Deferred franchise fees...............................         75,000          80,000
                                                          ------------    ------------

  Total current liabilities............................        450,346         761,811

Long-term debt, less current installments..............         17,567          25,372

Minority interest in consolidated partnership..........         60,533          60,720

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000
  shares; 6,448,768 and 6,284,684 shares issued and
  outstanding at September 30, 1996 and December 31,
  1995, respectively...................................        515,900         502,774
 Additional paid-in capital............................     15,821,272      15,268,714
 Accumulated deficit...................................    (13,519,502)    (13,342,674)
                                                          ------------    ------------

  Net shareholders' equity.............................      2,817,670       2,428,814
                                                          ------------    ------------

                                                          $  3,346,116    $  3,276,717
                                                          ============    ============

See accompanying notes to consolidated financial statements.

                             GB FOODS CORPORATION
                     Consolidated Statements of Operations
                                  (unaudited)

                                        Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                        -----------------------------   -----------------------------
                                            1996            1995             1996            1995
                                        ------------   --------------   --------------   ------------
Revenues:
 Restaurant sales                         $  730,819     $ 1,337,961      $ 2,239,352    $ 3,920,728
 Royalties                                   282,415         216,508          786,739        591,477
 Franchise fees                              100,750         232,500          245,453        275,000
 Interest                                     22,796          18,878           77,767         65,784
 Other                                       112,288          42,090          254,908        253,277
                                          ----------      ----------       ----------    -----------

                                           1,249,068       1,847,937        3,604,219      5,106,266
                                          ----------      ----------       ----------    -----------
Restaurant operating costs:
 Food and packaging                          277,068         492,713          850,978      1,451,051
 Payroll and other
   employee benefits                         219,947         383,247          669,203      1,184,236
 Occupancy and other                         199,700         384,756          611,786      1,114,280
General and administrative                   409,752         773,244        1,637,836      2,218,743
Litigation settlements and related
 costs                                             -               -                -        825,753
                                          ----------      ----------       ----------    -----------

                                           1,106,467       2,033,960        3,769,803      6,794,063
                                          ----------      ----------       ----------    -----------

Income (loss) before minority
   interest in consolidated
   partnership                               142,601        (186,023)        (165,584)    (1,687,797)

Minority interest in consolidated
 partnership                                   2,964           3,915           11,244         12,195
                                          ----------      ----------       ----------    -----------

Net income (loss)                         $  139,637     $  (189,938)     $  (176,828)   $(1,699,992)
                                          ==========     ============     ============   ===========

Net income (loss) per share               $      .02    $       (.03)     $      (.03)   $      (.28)
                                          ==========     ============     ============   ===========


See accompanying notes to consolidated financial statements.

                             GB FOODS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                   1996              1995
                                                              ---------------   ---------------
Net cash flow used in operating activities                       $   (94,000)      $  (649,443)
                                                                 -----------       -----------
Cash flows from investing activities
 Proceeds from short-term investments                              1,975,428         1,390,962
 Purchases of short-term investments                              (2,222,956)       (1,031,895)
 Proceeds from notes receivable                                       40,979                 -
 Proceeds from the sale of equipment and improvements                 76,350           198,686
 Expenditures for equipment and improvements                         (36,327)         (286,267)
                                                                 -----------       -----------
Net cash flow provided by (used in) investing activities            (166,526)          271,486
                                                                 -----------       -----------
Cash flows from financing activities
 Proceeds from long-term debt                                              -            31,098
 Repayments of long-term debt                                         (7,707)           (7,824)
 Proceeds from issuance of common stock
 under stock option plans                                            565,684           298,331
 Distribution to minority partner                                    (11,431)          (13,780)
                                                                 -----------       -----------
Net cash flow provided by financing activities                       546,546           307,825
                                                                 -----------       -----------

Net increase (decrease) in cash and cash equivalents                 286,020           (70,132)

Cash and cash equivalents at beginning of period                     216,728           414,570
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $   502,748       $   344,438
                                                                 ===========       ===========




See accompanying notes to consolidated financial statements.

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements
                                  (unaudited)


1.  General
    -------

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

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

2.  Franchise Store Activity
    ------------------------

    The following is a summary of dual-concept franchise store activity during the nine months ended September 30, 1996 and 1995, respectively:

                                                     1996    1995
                                                     -----   ----
     Dual-concept stores at beginning of period        41       5
     Dual-concept stores opened during period          49      28
     Dual-concept stores closed during period         (14)      -
                                                     ----    ----

     Dual-concept stores at end of period              76      33
                                                     ====    ====

   The total number of free-standing franchise stores was 44 at both September 30, 1996 and 1995.

3. Net Income (Loss) Per Share
   ---------------------------

   Net income (loss) per share are based on 6,448,101 and 6,355,872 weighted average shares outstanding during the three and nine months ended September 30, 1996, respectively and 6,273,517 and 6,124,175 weighted average shares outstanding during the three and nine months ended September 30, 1995, respectively. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996 and 1995 and therefore have not been included in the number of weighted average shares outstanding for the net income (loss) per share calculation in any of the periods presented.

4. Termination Agreement
   ---------------------

   The Company executed a development agreement in June 1995 with Rally's Hamburger's Inc. ("Rally's") for the development of Rally's/Green Burrito dual-concept restaurants to be located primarily in the Midwest. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement; however, Rally's may continue to operate the existing Rally's/Green Burrito dual-concept units developed pursuant to the agreement, until April 1998. Royalty payments will be paid to the Company until the dual-concept units discontinue selling the Green Burrito branded foods. At September 30, 1996 there were two Rally's/Green Burrito units in operation.

5. Stockholder Rights Agreement
   ----------------------------

   On July 9, 1996 the Company adopted a Stockholder Rights Agreement designed to protect stockholders from abusive takeover tactics and to preserve for stockholders the long-term value of the Company. The Rights Agreement was not adopted in response to any effort to acquire control of the Company, and the Board of Directors is not aware of any such effort.

   Under the Stockholder Rights Agreement, the Company's stockholders (with the exception of William M. Theisen, the Company's Chief Executive Officer, his related interests, and current holders of warrants to purchase 1,000,000 or more shares of the Company's common stock) received one right for each outstanding share of the Company's common stock. Each right entitles its holder to buy one share of the Company's common stock at an exercise price of $29. The Company can redeem the rights at $.001 each at any time before a non-exempt person acquires 15% of the Company's common stock. The rights will trade with, and are not detachable from, the Company's common stock until the rights become exercisable.

   The rights become exercisable if a person or group (other than certain exempt persons) acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. If such a person acquires 15% or more of the Company's common stock, each right would enable a Company stockholder to acquire shares of the Company's common stock having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price. If the Company were acquired by a merger or similar transaction after such an event, each right would enable a Company stockholder to buy shares of the acquiring company having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price.

   The rights dividend distribution was made on August 1, 1996 payable to eligible stockholders of record on August 1, 1996. The rights expire on July 9, 2006. The rights dividend distribution is not taxable to the Company's stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the third quarter of 1996 decreased $598,869 (32%) to $1,249,068 compared to revenues of $1,847,937 during the same period in 1995. Total revenues for the nine months ended September 30, 1996 decreased $1,502,047 (29%) to $3,604,219 compared to $5,106,266 for the same period in 1995.

     Revenues from restaurant operations for the third quarter of 1996 decreased $607,142 (45%) to $730,819 compared to $1,337,961 for the corresponding period in 1995. Revenues from restaurant operations for the nine months ended September 30, 1996 decreased $1,681,376 (43%) to $2,239,352 compared to
$3,920,728 for the same period in 1995. This decrease in revenue was primarily attributable to the sale of five Company-owned stores to a franchisee in October 1995, and the closure of one Company-owned store at the end of February 1996.
In addition, same store sales decreased 7% and 5% for the three and nine months ended September 30, 1996, respectively. As of September 30, 1996 and 1995, the Company had seven and 13 Company-owned stores, respectively.

     Franchise royalties earned in the third quarter of 1996 increased $65,907 (30%) to $282,415 from $216,508 earned in the third quarter of 1995. Franchise royalties for the nine months ended September 30, 1996 increased $195,262 (33%) to $786,739 from $591,477 earned in the same period in 1995. The increases for the comparable three and nine month periods are primarily due to the increase in the number of dual-concept franchise stores in operation. The following is a summary of dual-concept franchise store activity during the nine months ended September 30, 1996 and 1995, respectively:


                                                     1996    1995
                                                     -----   ----
     Dual-concept stores at beginning of period        41       5
     Dual-concept stores opened during period          49      28
     Dual-concept stores closed during period         (14)      -
                                                     ----    ----

     Dual-concept stores at end of period              76      33
                                                     ====    ====

     The total number of free-standing franchise stores was 44 at both September 30, 1996 and 1995.

     Franchise fee income decreased $131,750 (57%) to $100,750 in the third quarter of 1996 from $232,500 in the third quarter of 1995. The decrease in franchise fee income for the comparable three months is due to a decrease in the number of dual-concept franchise store openings from 24 in the third quarter of 1995 to 14 in the third quarter of 1996. Although the number of dual-concept stores opened during the comparable nine month periods in 1995 and 1996 increased from 28 to 49, franchise fee income decreased $29,547 (11%) to $245,453 in the nine months ended September 30, 1996 from $275,000 in the comparable period in 1995. This decrease relates primarily to 14 dual-concept stores opened in 1996 which were not required to pay franchise fees because they are considered test stores.

     On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company restaurants have remained substantially consistent in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits) as a percentage of sales were 68% and 65% for the quarters ended September 30, 1996 and 1995, respectively, and 68% and 67% for the nine months ended September 30, 1996 and 1995, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales were 28% and 29% for the quarters ended September 30, 1996 and 1995, respectively, and 28% for the nine months ended September 30, 1996 and 1995.

     General and administrative expenses decreased to $409,752 in the third quarter of 1996 compared to $773,244 in the third quarter of 1995 primarily because of a charge of approximately $100,000 recorded in the third quarter of 1995 to reserve for costs associated with the relocation of the corporate office. In addition, there was a reduction in payroll expenses, legal and consulting fees, and other costs related to the development of the dual-concept business in the third quarter of 1996. General and administrative expenses decreased to $1,637,836 in the nine months ended September 30, 1996 compared to $2,218,743 for the nine months ended September 30, 1995 primarily for the reasons discussed previously, and a $100,000 charge recorded in the second quarter of 1995 associated with the anticipated cost to relocate an existing franchise store.

     The Company incurred litigation settlements and related costs in the nine months ended September 30, 1995 of $825,753. This amount includes a charge of $669,000 in the first quarter of 1995 as the result of an agreement to issue Company common stock to certain franchisees in exchange for a release of potential claims against the Company and, in certain instances, as recognition for a reduction in the mile radius protection clause of the related franchise agreements. In addition, the Company recorded costs related to the settlement of a lawsuit with current and former franchisees totaling $47,393 in the first quarter of 1995 and recorded a charge of $109,360 in the second quarter of 1995 related to the settlement of the Carl Karcher Enterprises, Inc. litigation.

Impact of Company Expansion Plans on Operations

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

Effect of Inflation

     Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. The federal statutory minimum wage was increased to $4.75 effective October 1, 1996. At October 1, 1996, approximately 40 of the Company's 73 hourly employees were paid the statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date primarily through price increases.

Liquidity and Capital Resources

     The Company had working capital of $1,374,638 at September 30, 1996 compared to $612,865 at December 31, 1995 including cash and cash equivalents of $502,748 at September 30, 1996 and $216,728 at December 31, 1995. The increase in working capital is primarily due to proceeds from the issuance of common stock under stock option plans. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                                    PART II
                               OTHER INFORMATION

Item 2.   Change in Securities
     See Item 6, Exhibits and Reports on Form 8-K.


Item 6.   Exhibits and Reports on Form 8-K

Exhibits
--------
     Exhibit 27 Financial Data Schedule, filed herewith.

Reports on Form 8-K
-------------------
     Stockholder Rights Plan. On July 17, 1996, the Company filed a Special Report on Form 8-K reporting the adoption on July 9, 1996 of a Stockholder Rights Agreement designed to protect stockholders from abusive takeover tactics and to preserve for stockholders the long-term value of the Company. The Rights Agreement was not adopted in response to any effort to acquire control of the Company, and the Board of Directors is not aware of any such effort.

     Under the Stockholder Rights Agreement, the Company's stockholders (with the exception of William M. Theisen, the Company's Chief Executive Officer, his related interests, and current holders of warrants to purchase 1,000,000 or more shares of the Company's common stock) received one right for each outstanding share of the Company's common stock. Each right entitles its holder to buy one share of the Company's common stock at an exercise price of $29. The Company can redeem the rights at $.001 each at any time before a non-exempt person acquires 15% of the Company's common stock. The rights will trade with, and are not detachable from, the Company's common stock until the rights become exercisable.

     The rights become exercisable if a person or group (other than certain exempt persons) acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. If such a person acquires 15% or more of the Company's common stock, each right would enable a Company stockholder to acquire shares of the Company's common stock having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price. If the Company were acquired by a merger or similar transaction after such an event, each right would enable a Company stockholder to buy shares of the acquiring company having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price.

     The rights dividend distribution was made on August 1, 1996 payable to eligible stockholders of record on August 1, 1996. The rights expire on July 9, 2006. The rights dividend distribution is not taxable to the Company's stockholders.

     Change in Principal Accountants. On October 28, 1996, the Company filed a Special Report on Form 8-K reporting the dismissal of its principal accountants, Cacciamatta Accountancy Corporation (formerly known as Saddington.Cacciamatta), and the appointment of Grant Thornton LLP as the Company's new principal accountants.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GB FOODS CORPORATION
Date:  November 1, 1996                  By: /s/ WILLIAM M. THEISEN
                                            -------------------------------
                                              William M. Theisen
                                              Chief Executive Officer,
                                              President and
                                              Chairman of the Board



Date:  November 1, 1996                  By: /s/ GEORGE J. KUBAT
                                            --------------------------------
                                              George J. Kubat
                                              Chief Financial Officer
                                              (Principal Accounting Officer)