Form 10-K405
period 1996-12-31
GB FOODS CORP
filed 1997-03-31
CIK 863483

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-K
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                        Commission File Number 1-10576

                             GB FOODS CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                               33-0403086
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     23 CORPORATE PLAZA, SUITE 246
      NEWPORT BEACH, CALIFORNIA                           92660
  (Address of Principal Executive Office)               (Zip Code)

       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE (714) 640-6004
                             _____________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS             ON WHICH REGISTERED:
          -------------------             --------------------
     COMMON STOCK - $.08 PAR VALUE       BOSTON STOCK EXCHANGE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                             _____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                    No
                          -------                     ------

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant on January 31, 1997 was approximately $44,658,000 based upon the closing price of the common stock, as reported on the Nasdaq Small Cap Market.

     The number of shares of the common stock of the registrant outstanding on January 31, 1997 was 6,440,414.

                                    PART I

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of GB Foods Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operators, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS.

     The Company is engaged in the business of operating Mexican quick-service restaurants under the trade name "The Green Burrito" at leased facilities in Southern California and the sale and supervision of Green Burrito franchises. The Company's strategic plan is to maintain a base of Company-owned and operated restaurants ("Company Stores") in Southern California sufficient for training, product development and testing, while developing additional Green Burrito franchise restaurants through expansion of the Green Burrito free-standing and dual-concept franchise businesses. As of December 31, 1996, there were 134 Green Burrito stores, including seven Company Stores and 127 stores owned by franchisees or third parties ("Franchise Stores"), 84 of which were Green Burrito dual-concept stores.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company is engaged in one industry segment. Financial information concerning the Company's business is included and incorporated by reference in
Part II and Part IV of this Form 10-K.

(C)  NARRATIVE DESCRIPTION OF BUSINESS.

     GREEN BURRITO CONCEPT. The Green Burrito stores feature a menu of traditional Mexican food items including burritos, tostadas, enchiladas, tacos, gorditas, chili rellenos, appetizers, soft drinks and non-alcoholic Mexican drinks. A variety of condiments, such as jalapeno peppers, hot sauce, and mild and hot salsa, are available at self-serve salsa bars enabling customers to spice and garnish their food according to individual tastes. In addition, the Company has a Mexican breakfast menu, including huevos rancheros, breakfast burritos, chorizo and egg burritos, tostadas rancheros and orange juice.

     Although Green Burrito stores offer traditional Mexican food, the Company's recipes are specially formulated to produce milder flavors than the flavors typically associated with Mexican food. Emphasis is on serving substantial portions of high-quality food using only top grade ingredients, including USDA loin steak, USDA ground beef, USDA pork, grade "A" chicken meat, real cheddar and Monterey Jack cheese, #1-long grain rice and triple-cleaned beans. The Company believes the prices for its menu items give customers good value; entree selections at Company Stores currently range in price from $.89 for a "super value menu" item to $3.99 for a combination plate including two steak tacos, salad, rice and beans. The most popular menu items include the "Big Ed" burrito, a burrito weighing over two pounds consisting of steak, carnitas, refried beans, rice, lettuce, tomato, guacamole, cheese and double tortillas at a price of $4.59, and "wet burritos," consisting of refried beans, rice, cheese, and a choice of steak, chicken, beef or pork covered with either green chili sauce or enchilada sauce, and cheese, served with tortilla chips at a price of $3.99. The menu also features special family prices which discount some of the menu items for large quantity orders.

     The Company has established certain criteria which, if met, allow the sale of alcoholic beverages for consumption on store premises with prior approval from the Company. Several Franchise Stores serve alcoholic beverages; however, the Company may rescind the right to serve alcoholic beverages on 30 days' written notice if the criteria are not being met.

     COMPANY STORES. As of December 31, 1996, the Company operates seven Company Stores, six of which are wholly-owned and one of which is owned by a limited partnership of which the Company is the general partner. See "Properties" below. The wholly-owned Company Stores in Anaheim Hills, Corona, Glendale, La Crescenta and Long Beach were purchased from franchisees in October 1990, December 1991, April 1994, November 1994 and December 1994, respectively.

     The Company, as general partner of a store (Glendora) owned by a limited partnership, receives 76% of the profits, subject to a non-cumulative preference on cash distributions to the limited partner of $8,280 per annum against the limited partner's 24% interest in the profits.

     FRANCHISE PROGRAM. As of December 31, 1996, the Company had 127 operating franchises, 84 of which were Green Burrito dual-concept restaurants. See "Green Burrito Dual-Concept Stores" below. Since the inception of the franchise program 44 franchise restaurants have been closed and the Company has reacquired seven franchises, five of which are currently operated as Company Stores.

     When the Company commenced its franchise expansion, the initial franchise fee was $10,000. Under the current standard Franchise Agreement for a free-standing franchise (the "Franchise Agreement"), franchisees pay an initial fee of $25,000 for each site at the time the Franchise Agreement is signed. The Company treats the initial franchise fee as fully earned for financial statement purposes upon the opening of the Franchise store. Franchisees also pay a weekly franchise royalty equal to the greater of 5% of gross Franchise Store revenues or $300 per week for each Franchise Store. An advertising fund contribution equal to the greater of 1.5% of gross Franchise Store revenues or $450 is due monthly for each Franchise Store. The Company has developed a separate Franchise Agreement for dual-concept franchise stores. Dual-concept franchisees pay similar fees related to the sale of Green Burrito proprietary products and related items. The Company may from time to time change the amount of the franchise fee, the franchise royalty and the advertising fund contribution to be charged to franchisees.

     The Franchise Agreement for free-standing stores grants the franchisee the right to operate a Green Burrito store at specified locations and obligates the Company to perform training and certain other assistance in consideration of the franchisee's payment of the franchise fees, the franchise royalty and the advertising fund contribution. The term of the Franchise Agreement is 10 years, subject to renewal by the franchisee for two additional five-year periods, provided that, among other things, the franchisee has fulfilled all the terms and conditions of the Franchise Agreement, enters into the then current Franchise Agreement with the Company and pays a renewal fee equal to 5% of the then current initial franchise fee. The Franchise Agreement requires franchisees to purchase most equipment, food, supplies and products from sources approved by the Company in order to maintain consistency and quality from store to store.

     GREEN BURRITO DUAL-CONCEPT STORES. Since 1992, the Company has pursued the franchising of Green Burrito products alongside an existing quick-service restaurant line thereby enabling one restaurant facility to offer two restaurant concepts (the "dual concept"). The Company has entered into the following dual-concept arrangements since 1992:

     Arby's/Green Burrito. During August 1992, the Company issued a franchise to an Arby's, Inc. ("Arby's") franchisee for a restaurant located in Long Beach, California. The Arby's franchisee remodeled an existing Arby's unit to include the Green Burrito dual-concept in the same facility. A second Arby's/Green Burrito store, located in Santa Maria, California, opened in January 1994.

     Carl's Jr./Green Burrito. During May 1995, the Company reached an agreement with Carl Karcher Enterprises, Inc., the operator and franchisor of Carl's Jr. restaurants, and CKE Restaurants, Inc., its parent company

(hereinafter jointly referred to as "CKE"), pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1996, all Carl's Jr./Green Burrito stores were in compliance with this requirement. As of December 31, 1996, there were 63 Carl's Jr./Green Burrito restaurants in operation in California and Arizona.

     Rally's/Green Burrito. The Company executed a development agreement in June 1995 with Rally's Hamburger's Inc. ("Rally's") for the development of Rally's/Green Burrito dual-concept restaurants to be located primarily in the Midwest. The Company also granted Rally's a conditional 10-year warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement and the cancellation of the outstanding warrant. As of December 31, 1996, all 14 of the Rally's dual-concept stores had been closed.

     WSMP/Green Burrito. During July 1995, the Company entered into a test-store agreement with WSMP, Inc. ("WSMP"), a North Carolina-based food manufacturing and restaurant company. WSMP restaurant operations include company-owned and franchise units, primarily in the Southeast. The majority of these restaurants are Western Steer units, including their traditional Western Steer Family Restaurant and newer remodels known as Western Steer Steak, Buffet and Bakery Restaurants. Prime Sirloin and Bennett's are the other two main segments of the WSMP restaurant division. Pursuant to the test-store agreement, six store locations were mutually selected for the test, four of which are still currently operating. The test, as provided in the test-store agreement, concluded on December 26, 1995. As of December 31, 1996, the parties had evaluated the results of the test and determined not to progress to a formal franchise relationship.

     Hardee's/Green Burrito. During November 1995, the Company entered into a test-store agreement with Hardee's Food System, Inc. ("Hardee's"). Pursuant to the test-store agreement, 20 Hardee's store locations (14 in Tulsa, Oklahoma area and six in Nebraska and / or Southeastern states) will be converted to Hardee's/Green Burrito restaurants. As of December 31, 1996, fifteen Hardee's dual-concept stores were in operation. The duration of the test, as provided in the test-store agreement, will continue until July 1, 1997. In accordance with the terms of the agreement, continued conversion of Hardee's stores after the first 20 stores have been completed will be contingent upon the success and consumer acceptance of the converted stores.

     FRANCHISE PROMOTION. The Company is discussing arrangements for dual-concept store franchises with other quick-service franchisors and intends to pursue the sale of franchises to operators of free-standing restaurants as well as operators of other franchises for dual-concept purposes.

     COMPETITION. The quick-service restaurant industry is intensely competitive in the attraction of consumers and franchisees and in obtaining suitable sites for new stores. Some of the key competitive factors in the restaurant industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant location, price and attractiveness of facilities. The Company and its franchisees compete with restaurants of all types in the local market areas surrounding individual stores and particularly with quick-service restaurants and Mexican restaurants for a share of the consumers' restaurant food dollars.

     The Company believes its primary competition in the quick-service segment of the restaurant industry is from established national quick-service restaurant chains offering Mexican food, hamburgers, pizza, and chicken such as Taco Bell, El Pollo Loco, Del Taco, Burger King, McDonalds, Wendy's, Pizza Hut and KFC. These restaurants offer strong competition and have national name recognition and greater advertising, financial, and other resources than the Company. These competitors also have a far greater density of store sites and substantially larger facilities. The Company also competes with local quick-service restaurant chains and both quick-service and full-service "mom-and-pop" restaurants in specific local markets.

     The Company believes that its product is distinguishable from its competitors because (i) the Green Burrito menu is different than menus of most Mexican quick-service restaurants; (ii) Green Burrito food is prepared with high-quality, natural ingredients resulting in food quality comparable to a full-service restaurant; and (iii) the Company generally has larger portioning standards giving the customer a good value overall for the price.

     FRANCHISE AND OTHER GOVERNMENTAL REGULATION. The restaurant industry is subject to extensive federal, state' and local regulation governing, among other things, health and sanitation standards, equal opportunity employment, minimum wage and licensing for the sale of food. In addition, the Company is subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, dictating substantive standards that govern the relationship between franchisor and franchisees. Various federal and state labor laws govern relationships with employees, including such matters as minimum wage requirements, overtime, and other working conditions.

     MATERIALS. The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable vendors in accordance with Company specifications. The Company has no long-term contracts for any food items used in its restaurants and the Company is not dependent upon any single source for ingredients. All essential ingredients for the Company's specially-formulated recipes, beverage products, and other supplies are available, or upon short notice could be made available, from alternative qualified suppliers.

     EMPLOYEES. On December 31, 1996, the Company had 87 employees, of whom 13 were employed in the corporate office and 74 were employed in the seven Company Stores. Of the total employees in the Company Stores, 11 were employed as salaried managers and 63 were employed as hourly food handlers. The Company has never experienced a work stoppage and believes its employee relations to be good. No employee of the Company is represented by a union.

ITEM 2.   PROPERTIES.

     The Company leases retail locations for its restaurant operations as described below:

                   Monthly     Approximate          Lease       Optional Renewal
    Location        Rental    Square Footage   Expiration Date   Period (years)
    --------       --------   --------------   ---------------  ----------------
Anaheim Hills       $ 3,465       2,100         January 2000             10
Corona                4,593       2,500         January 2001             10
Downey                3,475       1,000         January 1998              0
Glendale              2,729       1,470           May 2004                0
Glendora              2,109       1,000          April 1998               0
La Crescenta          3,338       1,400        September 1999             0
Long Beach            3,012       1,200           May 1998                5
                    -------
  Total             $22,721
                    =======

     The leases for the retail locations generally contain rent escalation provisions, most of which are tied to increases in the consumer price index. Some of the leases also provide for payment of additional rent based on a percentage of sales. No additional rents have been required pursuant to these provisions.

     All of the Franchise Stores are located in leased premises not owned by the Company. Franchise Store leases typically run for five to 10 years with one or two five-year renewal options. As a condition of the Franchise Agreement, each lease for a Franchise Store must contain language granting an option to the Company to assume the lease if the Agreement is terminated for any reason or if the franchisee is in default under the lease.

     The Company's principal executive office is located in Newport Beach, California in a 5,300 square foot facility which is leased through July 30, 1998, at the rate of approximately $9,300 per month.

     The Company is also the primary lessee of three facilities, formerly occupied by the Company, which have been subleased to unrelated third parties. A 2,800 square foot facility in Newport Beach, California is leased through June 1998 with payments of approximately $5,200 per month and is subleased by the Company through the lease term for approximately $4,800 per month. An 8,800 square foot facility also in Newport Beach, California is leased through September 2000 for payments of approximately $16,000 per month and is subleased by the Company through the lease term for approximately $16,000 per month. A 20,000 square foot building in Anaheim, California is leased through May 1998 for payments of approximately $9,200 per month, substantially all of which is subleased by the Company through the lease term for approximately $8,700 per month. The Company continues to utilize approximately 500 square feet of the Anaheim facility.

ITEM 3.   LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common stock trades on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market, under the symbol "GBFC." The Company's common stock is also listed on the Boston Stock Exchange under the symbol "GBF." The following table sets forth, for the calendar periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq Small Cap Market. The prices represent quotations between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions.

                                       SALES PRICE
                                       -----------
                                    HIGH          LOW
                                    ----          ---
                     1995
                     ----
         1st        Quarter         7 3/8        4 1/2
         2nd        Quarter        11 3/8        5 1/8
         3rd        Quarter        10 3/8        7 3/4
         4th        Quarter        10            6 3/4

                     1996
                     ----
         1st        Quarter        10 5/8        6 7/8
         2nd        Quarter        10 3/8        6
         3rd        Quarter         8 1/2        5 3/4
         4th        Quarter         7 3/8        5 1/2

     The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On January 31, 1997, the approximate number of record holders of the Company's common stock was 252; however, the Company believes that the number of beneficial owners exceeds 1,000 persons.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data for the five years ended December 31, 1996 is derived from the Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The data has been adjusted to take into account the discontinuance of the Commissary operations in the fourth quarter of 1992.

                                                                   YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                               1996          1995           1994           1993           1992
                                            ---------      --------       --------       --------       --------
                                               (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
Revenues                                    $   4,994      $  6,599       $  6,612       $  5,469       $  5,928

Total expenses excluding litigation
   settlement and related costs                (5,042)       (7,716)        (8,287)        (6,351)        (7,411)

Litigation settlements and related costs            -          (805)        (2,869)        (4,195)             -

Loss from continuing operations                   (48)       (1,922)        (4,544)        (5,077)        (1,483)

Earnings from discontinued
   commissary operations                            -             -              -              -            157

Income (loss) on disposal of
   commissary operations                            -             -              -             87           (340)

Net loss                                          (48)       (1,922)        (4,544)        (4,990)        (1,666)

Net loss per share from
   continuing operations                        (0.01)        (0.31)         (0.87)         (1.03)         (0.37)

Net loss per share                              (0.01)        (0.31)         (0.87)         (1.01)         (0.41)

Weighted average shares outstanding         6,356,287     6,161,244      5,208,008      4,941,145      4,033,219

Total assets                                    3,462         3,277          4,267          5,007          6,250

Long-term debt                                     15            25              8             11             45

     No dividends were paid or declared during the five years ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements or such factors.

     Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995. Total revenues from operations for the year ended December 31, 1996 were $4,994,000, a decrease of 24% from $6,599,000 earned in the comparable period in 1995. Revenues for the years ended December 31, 1996 and 1995, respectively, included $2,988,000 and $4,818,000 from restaurant operations, $1,069,000 and $845,000 from royalties, $390,000 and $322,000 from franchise fees, $349,000 and $305,000 from other sources, $105,000 and $89,000 from interest income, and $93,000 and $220,000 from frozen food operations.

     Revenues from restaurant operations for 1996 decreased 38% to $2,988,000 compared to $4,818,000 earned in 1995, as the result of a decrease in store-operating months to 86 in 1996 from 144 in 1995. This decrease in store-operating months is due to the sale of five Company stores in late 1995 and the closure of one Company store in February of 1996. In addition, same-store sales decreased 4%. Management believes same-store sales decreased primarily because of increased competition from new fast-food restaurant openings in close proximity to the Company stores. The Company anticipates revenues from restaurant operations in 1997 to remain consistent with revenues from 1996. At December 31, 1996 and 1995, respectively, seven and eight Company Stores were open (including the one consolidated partnership-owned store in both years).

     Revenues from franchise royalties increased 27% to $1,069,000 for the year ended December 31, 1996 from $845,000 earned in the comparable period in 1995. Royalties from dual-concept Franchise Stores range from 3% to 4% of Green Burrito sales while royalties from free-standing Franchise Stores are typically 5% of sales. The following table is a summary of Franchise Store activity during 1996 and 1995.

                                                      1996         1995
                                                    ---------    ---------
         DUAL-CONCEPT FRANCHISE STORES
   Stores at beginning of year                             41            5
   Stores opened during year                               59           37
   Stores closed during the year                          (16)          (1)
                                                     --------     --------
   Stores at end of year                                   84           41
                                                     ========     ========
   Number of dual-concept
     Franchise Store operating months                     833          220
                                                     ========     ========

   Royalty income                                    $387,000     $ 78,000
                                                     ========     ========

         FREE-STANDING FRANCHISE STORES
   Stores at beginning of year                             47           45
   Stores closed during year                               (4)          (3)
   Stores purchased from Company by franchisee              -            5
                                                     --------     --------
   Stores at end of year                                   43           47
                                                     ========     ========
   Number of free-standing
       Franchise Store operating months                   532          540
                                                     ========     ========
   Royalty income                                    $682,000     $767,000
                                                     ========     ========

     Royalty income from dual-concept Franchise Stores for the year ended December 31, 1996 increased $309,000, to $387,000 in 1996 from $78,000 earned in
1995, as the result of the increase in store operating months to 833 in 1996 compared with 220 in 1995. The increase in store operating months is the result of a net increase of

43 dual-concept franchise stores during 1996. The net increase of 43 dual-concepts stores in 1996 is the result of 43 CKE openings plus 15 Hardee's openings and one WSMP opening, less 14 Rally's closings and two WSMP closings. However, the 15 Hardee's store openings are considered "test stores" and do not earn royalties. Royalty income from free-standing Franchise Stores for the year ended December 31, 1996 decreased $85,000 over the amount earned in 1995 as a result of the reduction in store-operating months. The store operating months decreased as a result of the closure of four stores. The Company anticipates royalties earned from dual-concept Franchise Stores to grow in 1997 while royalties earned in 1997 from free-standing Franchise Stores are anticipated to remain comparable to 1996 royalties.

     Revenues from franchise fees increased 21% to $390,000 for the year ended December 31, 1996 from $322,000 earned in the comparable period in 1995, primarily due to the opening of 59 dual-concept stores during 1996. Of the 59 dual-concept stores opened in 1996, 15 were considered test-stores and were not required to pay a franchise fee and the balance paid franchise fees ranging from $5,000 to $7,500 per store. At a minimum, the Company expects to earn franchise fees in the year ended December 31, 1997 at a level comparable to 1996.

     Revenues from other sources increased $44,000 to $349,000 for the year ended December 31, 1996 from $305,000 earned in the comparable period in 1995. Included in other revenue are volume incentives received from various vendors. Also included in other revenue in 1995 is a non-recurring workers compensation refund totaling $115,000.

     Revenues from frozen food operations decreased 58% to $93,000 for the year ended December 31, 1996 from $220,000 earned in the comparable period in 1995. Late in the second quarter of 1995, the Company made a strategic decision to discontinue its retail frozen burrito business for the time being while the Company focuses on other growth plans. The Company is continuing to sell a small quantity of frozen burritos through various channels, but is not actively pursuing the development of this business.

     On an aggregate basis, cost of sales from restaurant operations (food, packaging, payroll and other employee benefits), expressed as a percentage of sales, averaged 67% for both the years ended December 31, 1996 and 1995. Cost of sales for the years ended December 31, 1996 and 1995, respectively, included $1,132,000 and $1,795,000 from food and packaging and $880,000 and $1,443,000 from payroll and other employee benefits.

     On an aggregate basis, occupancy and other operating costs (including utilities, housekeeping, liability insurance, repairs and maintenance, and other miscellaneous items), expressed as a percentage of sales, averaged approximately 28% for both the years ended December 31, 1996 and 1995. Occupancy and other operating costs for the years ended December 31, 1996 and 1995 totaled $810,000 and $1,363,000, respectively.

     The frozen foods division incurred operating costs of $81,000 and $228,000 resulting in income of $12,000 and a loss of $8,000 for the years ended December 31, 1996 and 1995, respectively.

     General and administrative expense for the years ended December 31, 1996 and 1995 was $2,123,000 and $2,872,000, respectively, representing 43% and 44% of total revenue for each respective year. The decrease in general and administrative expenses is primarily the result of decreased legal and accounting fees. During 1995 a large amount of legal and accounting fees were incurred related to litigation settlements.

     There were no litigation settlements and related costs for the year ended December 31, 1996, compared with $805,000 for the comparable period in 1995. In 1995, the Company incurred expenses of approximately $648,000 related to certain settlements with non-litigating franchisees and incurred other legal settlement costs totaling $157,000.

     Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994. Total revenues from operations for the year ended December 31, 1995 were $6,599,000, a decrease of less than 1% from $6,612,000 earned in the comparable period in 1994. Revenues for the years ended December 31, 1995 and 1994, respectively, included $4,818,000 and $4,817,000 from restaurant operations, $845,000 and $783,000 from royalties, $322,000 and $63,000 from franchise fees, $220,000 and $596,000 from frozen food operations, $89,000 and $104,000 from interest income, and $305,000 and $249,000 from other sources.

     Revenues from restaurant operations for 1995 remained stable at $4,818,000 compared to $4,817,000 earned in 1994, despite an increase in store operating months to 144 in 1995 from 125 in 1994, primarily because same store sales decreased 12%. Management believes same-store sales decreased primarily because of increased competition from new fast-food restaurant openings in close proximity to the Company Stores. Consistent with its plan to reduce the number of restaurants the Company owns and operates, the Company sold five Company Stores to a franchisee in October 1995, will close one Company Store in February 1996, and is planning to sell two additional Company Stores in 1996. At December 31, 1995 and 1994, respectively, eight and 13 Company Stores were open (including the one consolidated partnership-owned store in both years).

     Revenues from franchise royalties increased 8% to $845,000 for the year ended December 31, 1995 from $783,000 earned in the comparable period in 1994. Royalties from dual-concept Franchise Stores range from 3% to 4% of Green Burrito sales while royalties from free-standing Franchise Stores are typically 5% of sales. The following table is a summary of Franchise Store activity during 1995 and 1994.

                                                       1995         1994
                                                    ---------    ---------
         DUAL-CONCEPT FRANCHISE STORES
   Stores at beginning of year                              5            4
   Stores opened during year                               37            4
   Stores closed during the year                           (1)          (3)
                                                     --------     --------
   Stores at end of year                                   41            5
                                                     ========     ========
   Number of Dual-concept
     Franchise Store operating months                     220           60
                                                     ========     ========
   Royalty income                                    $ 78,000     $ 25,000
                                                     ========     ========

         FREE-STANDING FRANCHISE STORES
   Stores at beginning of year                             45           52
   Stores opened during year                                -            1
   Stores closed during year                               (3)          (6)
   Stores purchased by Company from franchisee              -           (2)
   Stores purchased from Company by franchisee              5            -
                                                     --------     --------
   Stores at end of year                                   47           45
                                                     ========     ========
    Number of Free-standing
     Franchise Store operating months                     540          599
                                                     ========     ========
   Royalty income                                    $767,000     $758,000
                                                     ========     ========

     Royalty income from free-standing Franchise Stores for the year ended December 31, 1995 increased $9,000 over the amount earned in 1994 despite a reduction in the number of store operating months of 59, primarily because certain restaurants, which were on non-accrual status in 1994, were closed in 1995.

     Revenues from franchise fees increased $259,000 to $322,000 for the year ended December 31, 1995 from $63,000 earned in the comparable period in 1994, primarily due to the opening of 37 dual-concept stores during 1995. Of the 37 dual-concept stores opened in 1995, four were considered test-stores and were not required to pay a franchise fee and the balance paid franchise fees ranging from $5,000 to $7,500 per store.

     Revenues from frozen food operations decreased 63% to $220,000 for the year ended December 31, 1995 from $596,000 earned in the comparable period in 1994. Late in the second quarter of 1995, the Company made a strategic decision to discontinue its retail frozen burrito business for the time being while the Company focuses on other growth plans. The Company is continuing to sell a small quantity of frozen burritos through various channels, but is not actively pursuing the development of this business.

     Revenues from other sources increased $54,000 to $304,000 for the year ended December 31, 1995 from $250,000 earned in the comparable period in 1994. Included in other revenue in 1995 is a non-recurring workers compensation refund totaling $115,000.

     Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits), expressed as a percentage of sales, ranged from 64% to 75% and 64% to78% for the years ended December 31, 1995 and 1994, respectively. Cost of sales for the years ended December 31, 1995 and 1994, respectively, included $1.795,000 and $1,844,000 from food and packaging and $1,443,000 and $1,580,000 from payroll and other employee benefits. On an aggregate basis, cost of sales from restaurant operations, expressed as a percentage of sales, decreased to 67% in 1995 from 71% in 1994, primarily because of improved labor management.

     Occupancy and other operating costs from restaurant operation (including utilities, housekeeping, liability insurance, repairs and maintenance, and other miscellaneous items), expressed as a percentage of sales, ranged from 21% to 39% and 18% to 36% for the years ended December 31, 1995 and 1994, respectively. Occupancy and other operating costs for the years ended December 31, 1995 and 1994 totaled $1,363,000 and $1,221,000, respectively. On an aggregate basis, occupancy and other operating costs, expressed as a percentage of sales, increased to 28% in 1995 from 25% in 1994, primarily because of a decrease in same-store sales which was previously discussed.

     The frozen foods division incurred operating costs of $228,000 and $688,000 resulting in losses of $8,000 and $92,000 for the years ended December 31, 1995 and 1994, respectively.

     General and administrative expense for the years ended December 31, 1995 and 1994 was $2,872,000 and $2,935,000, respectively, representing 44% of total revenue for each respective year.

     Litigation settlements and related costs for the year ended December 31, 1995 decreased $2,064,000 to $805,000 from $2,869,000 for the comparable period in 1994. In 1995, the Company incurred expenses of approximately $648,000 related to certain settlements with non litigating franchisees and incurred other legal settlement costs totaling $157,000. In 1994, the Company incurred costs associated with the settlement of two lawsuits with current and former franchisees, one of which was completed in February 1995 and one of which was completed in February 1994.

     Impact of Company Expansion Plans on Operations. The management of the Company anticipates that continued expansion of the dual-concept restaurant business will improve the Company's liquidity and profitability by generating additional franchise fees and royalties. The Company anticipates that its existing management will be able to supervise the additional franchise sales and existing Franchise Stores, as well as manage the Company Stores without the addition of significant personnel in the next 12 months.

     Effect of Inflation. Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations as the majority of the Company's hourly employees have been paid in excess of the statutory minimum wage. At December 31, 1996, approximately 26 of the Company's 63 hourly employees are paid the statutory minimum wage. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour. At March 1, 1997, approximately 42 of the 63 hourly employees are paid the California statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of Green Burrito stores.

     Liquidity and Capital Resources. The Company's cash and short-term investments increased $794,000 to $1,775,000 at December 31, 1996 compared to $981,000 at December 31, 1995, due to increases in cash flow from operations and issuances of common stock. Net cash provided by operating activities was $265,000 in 1996 as compared to net cash used in operating activities of $858,000 in 1995. The increase was attributed to improved operating results and no litigation settlements in 1996.

     Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations. It is anticipated that long-term cash requirements will be funded by the implementation of the Company's current expansion plans, which primarily involve the expansion of the number of Green Burrito dual-concept stores through franchising. These expansion plans are not anticipated to require significant increases in personnel prior to achieving positive cash flow from such dual-concept franchising efforts. It is anticipated that these expansion plans will significantly improve the Company's cash flow from operations once they are fully achieved. If the Company's expansion plans are neither completed nor successful, the Company will rely on cash, cash equivalents and short-term investments and will pursue other financing alternatives to fund operations until such time as alternative expansion plans can be formulated and achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index to Consolidated Financial Statements and Schedule:

          Reports of Independent Certified Public Accountants............. 14

          Consolidated Balance Sheets as of December 31, 1996 and 1995.... 16

          Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994................................ 17

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.......................... 18

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994................................ 19

          Notes to Consolidated Financial Statements...................... 21

          Schedule II - Valuation and Qualifying Accounts................. 32

     Schedules not included above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



To the Board of Directors and
Shareholders of
GB Foods Corporation


We have audited the accompanying consolidated balance sheet of GB Foods Corporation and its subsidiary (the "Company") as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Foods Corporation and its subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II of GB Foods Corporation and it's Subsidiary for the year ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be include therein.



GRANT THORNTON LLP



Irvine, California
February 21, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



To the Board of Directors and
Shareholders of
GB Foods Corporation


We have audited the accompanying consolidated balance sheet of GB Foods Corporation and its subsidiary (the "Company") as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for each of the two years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.



CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
February 23, 1995

                             GB FOODS CORPORATION

                          Consolidated Balance Sheets

                                    ASSETS

                                                                 December 31,
                                                         ------------------------------
                                                             1996             1995
                                                         -------------    -------------
Current assets
 Cash and cash equivalents                                $    753,601     $    216,728
 Short-term investments                                      1,020,893          763,830
 Accounts receivable, net of allowance for doubtful
    accounts of $75,613 in 1996 and $82,756 in 1995            185,465          191,971
 Current portion of notes receivable                           179,583           76,306
 Other assets                                                   81,003          125,841
                                                          ------------     ------------
    Total current assets                                     2,220,545        1,374,676
Equipment and improvements, net                                739,005        1,268,290
Notes receivable, net                                          399,098          519,690
Other assets                                                   103,448          114,061
                                                          ------------     ------------
                                                          $  3,462,096     $  3,276,717
                                                          ============     ============

                     LIABILITITES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current installments of long-term debt                   $     10,538     $     10,203
 Accounts payable and accrued expenses                         359,329          562,409
 Accrued salaries, wages and employee benefits                 109,649          109,199
 Deferred franchise fees                                        12,500           80,000
                                                          ------------     ------------
    Total current liabilities                                  492,016          761,811
Long-term debt, less current installments                       14,835           25,372
Minority interest in consolidated partnership                   60,149           60,720

Commitments and contingencies

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000
    shares; 6,440,414 and 6,284,684 shares issued and
    outstanding in 1996 and 1995, respectively                 515,232          502,774
 Additional paid-in capital                                 15,770,983       15,268,714
 Accumulated deficit                                       (13,391,119)     (13,342,674)
                                                          ------------     ------------
    Total shareholders' equity                               2,895,096        2,428,814
                                                          ------------     ------------
                                                          $  3,462,096     $  3,276,717
                                                          ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             GB FOODS CORPORATION
                     Consolidated Statements of Operations

                                                             Years Ended December 31,
                                                   --------------------------------------------
                                                       1996           1995            1994
                                                   ------------   -------------   -------------
Revenues:
 Restaurant operations                              $2,987,609     $ 4,818,483     $ 4,817,405
 Royalties                                           1,069,190         845,059         782,503
 Franchise fees                                        389,392         322,165          62,500
 Frozen food operations                                 93,250         220,116         596,044
 Interest                                              105,299          88,795         104,247
 Other                                                 348,939         304,354         249,611
                                                    ----------     -----------     -----------
                                                     4,993,679       6,598,972       6,612,310
                                                    ----------     -----------     -----------
Restaurant operating costs:
 Food and packaging                                  1,132,226       1,794,864       1,843,763
 Payroll and other employee benefits                   879,830       1,442,601       1,580,466
 Occupancy and other operating costs                   810,437       1,363,245       1,221,131
Frozen food operating costs:
 Food and packaging                                     78,787         218,375         399,254
 Other operating costs                                   2,524           9,299         288,744
General and administrative                           2,123,068       2,871,507       2,935,068
Litigation settlements and related costs                     -         804,753       2,869,123
                                                    ----------     -----------     -----------
                                                     5,026,872       8,504,644      11,137,549
                                                    ----------     -----------     -----------
Loss before minority interest in
 consolidated partnership                              (33,193)     (1,905,672)     (4,525,239)
Minority interest in consolidated partnership          (15,252)        (16,774)        (19,134)
                                                    ----------     -----------     -----------
Net loss                                            $  (48,445)    $(1,922,446)    $(4,544,373)
                                                    ==========     ===========     ===========
Net loss per share                                  $     (.01)    $      (.31)    $      (.87)
                                                    ==========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             GB FOODS CORPORATION
                Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994


                                        Common Stock
                                ----------------------------
                                 Number                          Litigation      Deferred
                                of shares        Amount         settlements     compensation
                                ---------   ----------------  --------------- ---------------

Balance, December 31, 1993         4,955,950   $    396,476   $  3,200,000    $         --

 Issuance of common stock            400,000         32,000     (3,200,000)             --
 Issuance of common stock            315,606         25,248             --         (96,300)
 Amortization of stock awards             --             --             --          44,125
 Capital contribution                     --             --             --              --
 Settlement of litigation                 --             --      2,523,000              --
 Net loss                                 --             --             --              --
                                ------------   ------------   ------------    ------------

Balance, December 31, 1994         5,671,556        453,724      2,523,000         (52,175)

 Settlement of litigation                 --             --        648,000              --
 Issuance of common stock            108,000          8,640       (648,000)             --
 Issuance of common stock            400,000         32,000     (2,523,000)             --
 Issuance of common stock
   under stock option plans          105,128          8,410             --              --
 Amortization of stock awards             --             --             --          52,175
 Net loss                                 --             --             --              --
                                ------------   ------------   ------------    ------------

Balance, December 31, 1995         6,284,684        502,774             --              --

 Issuance of common stock
   under stock option plans          155,730         12,458             --              --
 Net loss                                 --             --             --              --
                                ------------   ------------   ------------    ------------

Balance, December 31, 1996         6,440,414   $    515,232   $         --    $         --
                                ============   ============   ============    ============


                                  Additional                        Total
                                   paid-in       Accumulated    shareholders'
                                   capital         deficit          equity
                                 ------------   -------------   --------------
Balance, December 31, 1993      $  6,735,089   $ (6,875,855)   $  3,455,710

 Issuance of common stock          3,213,623             --          45,623
 Issuance of common stock          1,615,488             --       1,544,436
 Amortization of stock awards             --             --          44,125
 Capital contribution                216,000             --         216,000
 Settlement of litigation                 --             --       2,523,000
 Net loss                                 --     (4,544,373)     (4,544,373)
                                ------------   ------------    ------------

Balance, December 31, 1994        11,780,200    (11,420,228)      3,284,521

 Settlement of litigation                 --             --         648,000
 Issuance of common stock            639,360             --              --
 Issuance of common stock          2,491,000             --              --
 Issuance of common stock
   under stock option plans          358,154             --         366,564
 Amortization of stock awards             --             --          52,175
 Net loss                                 --     (1,922,446)     (1,922,446)
                                ------------   ------------    ------------

Balance, December 31, 1995        15,268,714    (13,342,674)      2,428,814

 Issuance of common stock
   under stock option plans          502,269             --         514,727
 Net loss                                 --        (48,445)        (48,445)
                                ------------   ------------    ------------

Balance, December 31, 1996      $ 15,770,983   $(13,391,119)   $  2,895,096
                                ============   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             GB FOODS CORPORATION
                     Consolidated Statements of Cash Flows

                                                                        Years Ended December 31,
                                                               -------------------------------------------
                                                                   1996           1995            1994
                                                               ------------   -------------   ------------
Cash flows from operating activities:
 Net loss                                                      $   (48,445)    $(1,922,446)   $(4,544,373)
 Adjustments to reconcile net loss to net
  cash flows provided by (used in) operating activities:
   Litigation settlements                                                -         648,000      2,523,000
   Stock issued in exchange for services                                 -          39,130        633,500
   Amortization of stock awards                                          -          52,175         44,125
   Provision for doubtful accounts                                  87,663          84,051         58,709
   Depreciation and amortization                                   344,573         438,453        335,822
   Minority interest in consolidated partnership                    15,252          16,774         19,134
   Loss on disposal of equipment and improvements                  154,123          65,072          4,342
 Changes in operating assets and liabilities:
   Accounts and current notes receivable                          (100,209)       (171,421)      (113,940)
   Due from officers                                                     -               -        356,947
   Other current assets                                             44,838          25,831          1,714
   Non-current notes receivable                                     40,867          10,608         12,361
   Other non-current assets                                         (3,330)          9,079        (31,109)
   Accounts payable and accrued expenses                          (203,080)        (52,891)       202,426
   Salaries, wages and employee benefits                               450          (5,103)        18,874
   Deferred franchise fees                                         (67,500)        (95,000)      (102,500)
   Litigation settlement payable                                         -               -       (496,000)
                                                               -----------     -----------    -----------
      Net cash provided by (used in) operating activities          265,202        (857,688)    (1,076,968)
                                                               -----------     -----------    -----------
Cash flows from investing activities:
   Proceeds from short-term investments                          2,082,108       1,921,481      3,260,573
   Purchases of short-term investments                          (2,339,171)     (1,304,313)    (2,326,458)
   Proceeds from equipment and improvements                         76,351         207,727         36,961
   Expenditures for equipment and improvements                     (36,319)       (494,241)      (518,045)
                                                               -----------     -----------    -----------
      Net cash provided by (used in) investing activities         (217,031)        330,654        453,031
                                                               -----------     -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                          -          31,098          9,645
   Repayments of revolving line of credit
     and long-term debt                                            (10,202)        (11,645)       (14,676)
   Proceeds from issuance of common stock
       primarily under stock option plans                          514,727         327,434        650,278
   Capital contributions by former executives                            -               -        216,000
   Distributions to minority partner                               (15,823)        (17,695)       (14,622)
                                                               -----------     -----------    -----------
      Net cash provided by financing activities                    488,702         329,192        846,625
                                                               -----------     -----------    -----------

                                                                     (continued)

                             GB FOODS CORPORATION
               Consolidated Statements of Cash Flows - Continued

                                                                        Years Ended December 31,
                                                               -------------------------------------------
                                                                   1996           1995            1994
                                                               ------------   -------------   ------------
 Net increase (decrease) in cash and
  cash equivalents                                                 536,873        (197,842)       222,688
 Cash and cash equivalents at beginning of year                    216,728         414,570        191,882
                                                               -----------     -----------    -----------
 Cash and cash equivalents at end of year                      $   753,601     $   216,728    $   414,570
                                                               ===========     ===========    ===========
 Supplemental Information:

 Cash paid during the year for:
  Interest                                                     $     2,719     $     2,234    $     1,122
  Income taxes                                                 $     1,600     $     1,600    $     1,600

 Non-cash investing and financing activities:
  Assets sold for notes receivable                             $         -     $   465,056    $         -
  Issuance of common stock for assets of store                 $         -     $         -    $   181,250
  Issuance of common stock in satisfaction of
   certain obligations                                         $         -     $         -    $   125,031

   The accompanying notes are an integral part of the consolidated financial statements.

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements


1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Business activities
     -------------------
     GB Foods Corporation and its wholly-owned subsidiary GB Franchise Corporation (the "Company") sell and supervise Mexican quick-service franchise restaurants, primarily in Southern California, under the trade name "The Green Burrito." The Company is currently expanding its franchise business in certain regional markets throughout the country. The Company also owns and operates a small number of Green Burrito restaurants in Southern California.

     Principles of consolidation
     ---------------------------
     The consolidated financial statements include the accounts of GB Foods Corporation, GB Franchise Corporation and an investment in a partnership-owned restaurant in which the Company has a majority interest. All significant intercompany balances and transactions have been eliminated.

     Cash, cash equivalents and short-term investments
     -------------------------------------------------
     All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Investments with original maturities between three and 12 months are considered short-term investments. Short-term investments, consisting of U.S. government and agency securities, are classified as held to maturity and are carried at cost which approximates market.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Long-lived assets
     -----------------
     Equipment and improvements are recorded at cost and depreciated over their estimated useful lives, ranging from two to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the related asset or the respective lease term.

     All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

     Advertising costs
    -----------------
     Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $56,913, $86,873 and $192,998, respectively.

     Income taxes
     ------------
     The Company recognizes income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized.

     Net loss per share
     ------------------
     Net loss per share is based on 6,356,287, 6,161,244 and 5,208,008, weighted average shares outstanding for 1996, 1995 and 1994, respectively. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996, 1995 and 1994 and therefore have not been included in the number of weighted average shares outstanding for the net loss per share calculation in any of the years presented.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

1.   Organization and summary of significant accounting policies (continued)
     -----------------------------------------------------------------------

     Franchise revenues
     ------------------
     Franchise royalties are recognized as earned on a monthly basis. For the majority of the Franchise Stores currently in operation, they are required to pay a weekly franchise royalty equal to the greater of 5% of gross Franchise Store revenues or a minimum per week as specified in each franchise agreement. The Company has developed a separate Franchise Agreement for dual-concept franchise stores. Dual-concept franchisees pay similar fees related to the sale of Green Burrito proprietary products and related items. The Company may from time to time change the amount of the franchise royalty fee charged to the franchisees.

     The Company recognizes initial franchise fees when the related franchise store commences operations. Initial franchise fees currently range from $7,500 to $25,000 for each franchise restaurant pursuant to the respective franchise agreement.

     Following is a summary of franchise store activity:

                                                1996    1995    1994
                                                -----   -----   -----
     Franchise stores at beginning of year        88      50      56
     Franchise stores opened during year          59      37       5
     Franchise stores closed during year         (20)     (4)     (9)
     Franchise stores purchased by Company         -       -      (2)
     Company stores sold to franchisee             -       5       -
                                                ----    ----    ----
     Franchise stores at end of year             127      88      50
                                                ====    ====    ====

     Stock-based compensation
     ------------------------
     Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board (FASB) in October 1995, and is effective for transactions entered into after December 15, 1995. SFAS No. 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award at the date of grant. However, SFAS No. 123 allows for companies to continue to measure compensation costs as prescribed by APB Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue its current policy, which is to account for stock-based compensation plans under APB No. 25.

     Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2.   Notes receivable
     ----------------

     Notes receivable consist of the following at December 31:

                                                 1996         1995
                                              ----------   ----------
Notes receivable                              $ 666,260    $ 710,158
Less allowance for doubtful notes               (87,579)    (114,162)
                                              ---------    ---------
                                                578,681      595,996
Less current portion of notes receivable       (179,583)     (76,306)
                                              ---------    ---------
                                              $ 399,098    $ 519,690
                                              =========    =========

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

2.   Notes receivable (continued)
     ----------------------------

     Included in notes receivable at December 31, 1996 and 1995, is an installment note receivable totaling $454,829 and $500,000, respectively, from a franchisee and current shareholder who purchased the assets of and franchise rights to five Company-owned restaurants from the Company in October 1995. The note bears interest at 8% per annum and requires principal and interest payments of $8,009 until the note is paid in full in October 2002. The note is collateralized by the assets of the related restaurants and a pledge of company common stock.

     Also included in notes receivable at December 31, 1996 and 1995, is an installment note totaling $98,787 and $105,586, respectively. The note arose when the Company sold the assets of its restaurant (located in Paramount, California) and entered into a franchise agreement with the purchaser of the assets for a franchise fee of $10,000. The note bears interest at 8% per annum and is payable in monthly principal and interest installments of $1,250 until paid in full in May 2006. The note is substantially reserved as of December 31, 1996 and 1995.

3.   Equipment and improvements
     --------------------------

     Equipment and improvements, at cost, are as follows at December 31:

                                                1996           1995
                                            ------------   ------------
     Vehicles                               $   124,644    $   207,976
     Equipment, furniture and fixtures        1,200,109      1,202,675
     Leasehold improvements                     884,884        952,723
                                            -----------    -----------
                                              2,209,637      2,363,374
     Less accumulated depreciation
      and amortization                       (1,470,632)    (1,095,084)
                                            -----------    -----------
     Net equipment and improvements         $   739,005    $ 1,268,290
                                            ===========    ===========

     In October 1996, the Company signed a lease for a new Corporate office with a commencement date of January 15, 1997. Consequently, the Company has written off the leasehold improvements and built-in furniture at the old Corporate office that had a net book value of $128,278 as of December 31, 1996.

     In October 1995, the Company sold the assets of five Company-owned restaurants and the franchise rights to operate the restaurants for $52,262 in cash and an installment note of $500,000. Included in the installment note balance is an aggregate franchise fee of $50,000 for the five stores related to the sales of the franchise rights by the Company to the purchaser of the assets. The Company recorded a loss on the sales of the assets of $31,414.

4.   Long-term debt
     --------------

     Long-term debt at December 31, 1996 and 1995 is comprised of notes payable to banks at interest rates ranging from 7% to 9%, which are collateralized by automobiles. The aggregate maturities on all long-term debt for each of the years ending December 31, 1997 through 1999 are $10,538, $10,412 and $4,423, respectively.

5.   Minority interest
     -----------------

     Green Burrito-Glendora #21, a California limited partnership ("GB-Glendora") comprised of the Company and one other limited partner, owns and operates a Green Burrito store located in Glendora, California. The Company has controlling interest in GB-Glendora and accordingly, the related assets, liabilities and results of operations are consolidated.
     The limited partner's ownership interest in the store is recorded as minority interest. The limited partner has a non-cumulative preference on cash distributions of $8,280 per year against the limited partner's 24% interest in the profits of the store. GB-Glendora had net income of $53,064, $59,403, and $69,222 in 1996, 1995 and 1994, respectively.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

6.   Income taxes
     ------------

     A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                     1996                 1995                  1994
                              -----------------   ------------------   --------------------
                               Amount       %       Amount       %        Amount        %
                              ---------   -----   ----------   -----   ------------   -----
   Computed income tax
    benefit at statutory
    rate                      $ 16,000     34%    $ 654,000     34%    $ 1,545,000     34%
   Operating loss with no
    current tax benefit        (16,000)   (34%)    (654,000)   (34%)    (1,545,000)   (34%)
                              --------    ---     ---------    ---     -----------    ---
   Income tax benefit         $      -      -     $    -      -     $         -      -
                              ========    ===     =========    ===     ===========    ===

     At December 31, 1996, the Company had a net operating loss carryforward for federal tax purposes of approximately $12,846,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $6,656,000 for state tax purposes which will expire if unused between 1999 and 2002.

     A valuation allowance has been recognized for 1996 and 1995 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1996, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

     Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                               1996           1995
                                           ------------   ------------
     Net operating loss carryforwards      $ 4,756,000    $ 4,960,000
     Receivables and other reserves             65,000        139,000
     Other                                      67,000         79,000
                                           -----------    -----------
                                             4,888,000      5,178,000

     Depreciation                             (325,000)             -
     Valuation allowance                    (4,563,000)    (5,178,000)
                                           -----------    -----------
     Net deferred tax assets               $         -    $         -
                                           ===========    ===========

7.   Litigation settlements
     ----------------------

     In 1995, the Company issued 108,000 shares of Company common stock to certain Green Burrito franchisees in exchange for a release of potential claims against the Company, and, in certain instances, as recognition for a reduction in the radius protection clause of the related franchise agreements. Accordingly, the Company recorded a charge of $648,000 in the year ended December 31, 1995.

     Also in 1995, the Company concluded an agreement with certain Green Burrito franchisees and former franchisees to settle all outstanding claims against the Company and certain former officers and directors of the Company. During 1995, the Company issued 400,000 shares of Company common stock to the franchisees in full satisfaction of the settlement agreement. The Company recorded a charge of $2,523,000 in the year ended December 31, 1994 related to this settlement agreement.

                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements


7.   Litigation settlements (continued)
     ----------------------------------

     In 1994, the Company concluded an agreement with certain Green Burrito franchisees and former franchisees to settle all outstanding claims against the Company, certain former executives and certain former and current directors in exchange for the payment of $3,480,000. The Company paid $280,000 in cash and issued 400,000 shares of Company common stock to a custodian who sold the shares during 1994 for $3,245,000 and disbursed $3,200,000 to the franchisees in full satisfaction of the settlement agreement. The remaining proceeds of $45,000 were paid to the Company in accordance with the settlement agreement and used as working capital. In addition, as part of the settlement agreement, ownership of an operating franchise store located in La Crescenta, California was transferred to the Company in November 1994.

     Also in 1994, the Company paid a former franchisee $216,000 in settlement of a claim against the Company. Concurrently, certain former officers and directors made a capital contribution to the Company in the same amount.

8.   Stockholder rights agreement
     ----------------------------

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

     The rights also become exercisable if a person or group (other than certain exempt persons) acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. If such a person acquires 15% or more of the Company's common stock, each right would then enable a Company stockholder to acquire such number of shares of the Company's common stock having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price. If the Company were acquired by a merger or similar transaction after such an event, each right would then enable a Company stockholder to buy such number of shares of the acquiring company having a market value of twice the right's exercise price, or in effect, at a 50% discount to the market price.

     The rights dividend distribution was made on August 1, 1996 payable to eligible stockholders of record on August 1, 1996. The rights expire on July 9, 2006.

9.   Issuance of common stock and common stock purchase warrants
     -----------------------------------------------------------

     In May 1995, the Company authorized the issuance of three common stock purchase warrants to acquire a total of 3,000,000 shares of Company common stock. These three warrants were granted at an exercise price that exceeded the closing market price of the Company's common stock on the grant date. Each of these common stock purchase warrants is further discussed below.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

9.   Issuance of common stock and common stock purchase warrants (continued)
     -----------------------------------------------------------------------

     In May 1995, as partial consideration for legal services rendered in connection with the negotiation of the settlement and development agreement with Carl Karcher Enterprises, Inc. ("CKE"), the Company agreed to issue a common stock purchase warrant to the law firm representing the Company.
     The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share, exercisable after May 1, 1996 and expiring on April 30, 2005.

     In May 1995, the Company authorized a common stock purchase warrant agreement with Rally's Restaurants, Inc. ("Rally's") as part of the consideration for entering into a development agreement with the Company. The conditional warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share expiring June 7, 2005. Exercisability is contingent upon Rally's compliance with the development agreement. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement. Consequently, the 1,000,000 common stock purchase warrants that were granted to Rally's were canceled.

     In May 1995, in recognition of extraordinary personal efforts in connection with the negotiations of the settlement and development agreement with CKE, and the development agreement with Rally's, and in accordance with the incentive component of the Company's compensation philosophy for its President and Chief Executive Officer, the Company issued a common stock purchase warrant to its President and Chief Executive Officer. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.00 per share expiring May 1, 2005.

     In December 1994, in recognition of extraordinary contributions to the Company, the Company awarded its President and Chief Executive Officer 100,000 shares of Company common stock valued at approximately $633,500.

     The Company entered into a stock agreement on November 23, 1992 whereby the Company's current President and Chief Executive Officer acquired 1,000,000 shares of Company common stock for $3,062,500 in a private placement. In addition, the same individual purchased for $200 common stock purchase warrants to acquire an additional 2,000,000 shares of Company common stock at $5 per share. The warrant has a duration of 10 years.

     In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These restricted shares continue to be included in shares outstanding. As of December 31, 1996, 178,571 shares were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1997.

     Also in conjunction with its 1990 initial public offering, the Company sold five-year warrants for $100 to purchase 165,625 shares of Company common stock at a price of $3.60 per share. During the year ended December 31, 1995, 74,245 of these warrants were exercised and 4,093 expired and during the year ended December 31, 1994, 87,287 of these warrants were exercised.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

10.  Stock-based compensation plans
     ------------------------------

     The Company has two stock option plans and from time-to-time grants other nonstatutory options. Options are granted to eligible employees and directors, officers and consultants who are actively involved in the development of the business of the Company. Generally, the exercise price of options granted approximates the fair market value of the Company's common stock on the date of grant. Currently outstanding options become exercisable either immediately or over a period of up to three years and expire five-to-ten years after the grant date. The following provides additional information on these plans and other options:

     Incentive stock option plan
     ---------------------------
     In 1989, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("ISOP"). Under the ISOP, all key employees, including officers and directors (who are also employees) of the Company are eligible to receive options to purchase up to an aggregate of 125,000 shares for any one person. To be eligible to receive options under the ISOP, an employee must have been a full-time employee in good standing with the Company for one year. The total number of options authorized under the plan is 312,500. As of December 31, 1996, the Company has 77,555 options available for future grant under the plan.

     Non - qualified stock option plan
     ---------------------------------
     In October 1989, the Company adopted a non-qualified stock option plan (the "NQSOP") for directors who are not full-time employees of the Company and individuals who act as consultants to the Company or who are actively involved in the development of the business of the Company. The plan provides for the issuance of a maximum of 125,000 shares of Company common stock at the market price thereof on the date of grant. Each option lapses, if not previously exercised or extended, on the tenth anniversary of the date of grant or 90 days after the optionee has terminated continuous activity with the Company. As of December 31, 1996, there are no remaining options available for grant under this plan.

     Other options issued
     --------------------

     In October 1996, the Company granted options for the purchase of 100,000 shares of Company common stock at $6.50 per share to an officer and director of the Company, with 50,000 shares vesting immediately, and 50,000 shares vesting one year from the date of grant, provided that the officer has remained with the Company in an executive position for one year. No options have been exercised.

     As more fully described in Note 9, the Company issued an option in the form of a warrant to the CEO in May 1995, which provides for the purchase of 1,000,000 shares of the Company's common stock. The warrant expires on May 1, 2005. During 1995, the Company also granted options for the purchase of 260,000 shares of Company common stock to other directors, officers and consultants that immediately vested.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

10.  Stock-based compensation plans (continued)
     ------------------------------------------

     Combined plan transactions for 1996, 1995 and 1994 for the ISOP's, NQSOP's, and other options described above are as follows:

                                             1996                          1995                          1994
                                  --------------------------    ---------------------------   --------------------------
                                                 Weighted                      Weighted                      Weighted
                                                 average                       average                       average
                                                 exercise                      exercise                      exercise
                                  Shares (1)      price         Shares (1)      price         Shares (1)      price
                                  ----------     ----------     ----------     -----------    ----------     -----------
Options outstanding
  January 1,                       1,705,167      $6.17            426,224       $3.63         495,420          $3.46
Granted                              100,000       6.50          1,304,000        6.95               -              -
Canceled                              (1,667)      5.75             (2,000)       5.75          (2,502)          2.50
Exercised                           (169,417)      3.45            (23,057)       2.95         (66,694)          2.44
                                   ---------                     ---------                     -------
Options outstanding
  December 31,                     1,634,083      $6.48          1,705,167       $6.17         426,224          $3.63
                                   =========                     =========                     =======

     The following information applies to options outstanding at December 31, 1996:

                                           Options Outstanding                           Options Exercisable
                             ------------------------------------------------       ------------------------------
                                                  Weighted
                                                   average           Weighted                           Weighted
                                                  remaining          average                            average
                                 Number          contractual         exercise           Number          exercise
                             outstanding (1)     life (years)         price         exercisable (1)      price
                             ---------------     ---------------     ---------      ---------------     ----------
Range of
exercise prices
$1.80 - $2.70                   110,916                 2             $2.14               110,916           $2.14
$2.71 - $4.05                    42,500                 4              3.38                42,500            3.38
$4.06 - $6.08                    45,667                 4              5.75                33,665            5.75
$6.09 - $7.00                 1,435,000                 7              6.92             1,385,000            6.94
                              ---------                                                 ---------
                              1,634,083                               $6.47             1,572,081           $6.48
                              =========                                                 =========

(1)  The above tables do not include presently exercisable warrants to purchase
     (a) 2,000,000 shares of the Company common stock at an exercise price of $5.00 per share issued to the Company's current President and Chief Executive Officer in conjunction with stock acquired in a private placement in 1992 and (b) 1,000,000 shares of the Company common stock at an exercise price of $7.50 per share issued to a law firm as partial consideration for legal services in 1995 (see Note 9). These warrants are still outstanding at December 31, 1996.
                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

10.  Stock-based compensation plans (continued)
     ------------------------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                     1996            1995
                                  ----------     -----------
Net loss
  As reported                     $ (48,445)     $(1,922,446)
  Pro forma                       $(154,989)     $(8,861,577)

Primary earnings per share
  As reported                          (.01)            (.31)
  Pro forma                            (.02)           (1.44)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. In addition, potential deferred tax benefits of approximately $18,000 in 1996 and $2,753,000 in 1995 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995:

              Expected life (years)...............    3-10
              Risk-free interest rate.............     5.5%
              Volatility..........................  30%-70%

     The weighted fair value of options granted during the years ended December 31, 1996 and 1995 for which the exercise price approximated the market price on the grant date was $1.86 and $5.37, respectively.

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Management also believes that if the model took into consideration other important factors, such as the block size of an option granted to an individual, transferability restrictions on the sale of stock by CEO's or directors, or other relevant factors, the fair value measurement of these options would be substantially less.

11.  Other related party transactions
     --------------------------------

    During 1994, an officer and director (who resigned his positions with the Company in June 1994), purchased three existing Franchise Stores paying the Company a $2,500 transfer fee for two of the stores and paying no transfer fee for the third. The Company's standard transfer fee is $5,000. Further, the royalty fee for one of these stores was waived by the Company from September 1, 1994 through February 28, 1995, while the royalty fee for another was waived from September 1, 1994 through August 31, 1995. The third store pays the standard 5% royalty fee.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

11.  Other related party transactions (continued)
     --------------------------------------------

     A director of the Company provided legal services to the Company valued at $48,467, $95,055, and $71,001 during 1996, 1995 and 1994, respectively.

12.  Commitments and contingencies
     -----------------------------

     The Company's executive offices and all properties used for restaurant operations are leased under operating leases expiring on various dates through 2001. Certain leases require payment of contingent rentals based upon a percentage of restaurant sales. No contingent rentals were required in 1996, 1995, or 1994.

     As of December 31, 1996, future minimum rental payments and sublease income under all non-cancelable operating leases for years ending December 31 are as follows:

                                Rental       Sublease
                               Payments       Income
                              -----------   -----------
               1997            $  766,246    $  353,338
               1998               577,017       265,002
               1999               358,284       246,488
               2000               229,026       162,837
               2001                15,816             -
                               ----------    ----------
                               $1,946,389    $1,027,665
                               ==========    ==========

     Rental expense under all agreements for the years ended December 31, 1996, 1995, and 1994 was $489,046, $624,787, and $596,525, respectively.
     Sublease rental income for the years ended December 31, 1996, 1995 and 1994 was $167,556, $115,163 and $71,200, respectively.

     The Company sold five operating restaurants in 1995 and one in 1993 and assigned the related leases to the respective purchasers. The Company remains liable pursuant to the original lease agreements under the respective leases in the event of a default by the purchasers. Following is a summary of the Company's commitment pursuant to these leases.

                                              Rental
                                             Payments
                                             --------
               1997                          $244,744
               1998                           210,028
               1999                           197,400
               2000                           152,900
               2001                            20,000
               Thereafter                      13,600
                                             --------
                                             $838,672
                                             ========

     The Company has not incurred expenses in any of the years presented related to these assigned leases.

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position or results of operations.

                                                                     (continued)

                             GB FOODS CORPORATION
                  Notes to Consolidated Financial Statements

13.  Fair value of financial instruments
     -----------------------------------

     The carrying amount of the Company's financial instruments approximates their estimated fair value at December 31, 1996. The fair value of cash and cash equivalents was based on the carrying value of such assets. The estimated fair value of short-term investments were based on quoted market prices. The fair value of notes receivable and long-term debt, were estimated based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

                             GB FOODS CORPORATION


     Schedule II  VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                         Balance at     charged to                               Balance
                                          beginning     costs and       Amounts                  at end
             Description                  of period      expenses     written-off    Other      of period
             -----------                 ----------     ---------     -----------    -----      ---------
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and notes                              $  196,918     $   87,663    $ 88,457       $32,932    $  163,192
                                          ==========     ==========    ========       =======    ==========
  Allowance for deferred tax assets       $5,178,000     $ (615,000)   $      -       $     -    $4,563,000
                                          ==========     ==========    ========       =======    ==========
Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and notes                              $  242,455     $   84,051    $129,588       $     -    $  196,918
                                          ==========     ==========    ========       =======    ==========
  Allowance for deferred tax assets       $4,476,000     $  702,000    $      -       $     -    $5,178,000
                                          ==========     ==========    ========       =======    ==========
Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and notes                              $  244,881     $   58,709    $ 61,135       $     -    $  242,455
                                          ==========     ==========    ========       =======    ==========
  Allowance for deferred tax assets       $2,740,000     $1,736,000    $      -       $     -    $4,476,000
                                          ==========     ==========    ========       =======    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 28, 1996, the Company filed a Special Report on Form 8-K reporting the change of its principal accountants from Cacciamatta Accountancy Corporation (formerly known as Saddington.Cacciamatta), to Grant Thornton LLP.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The following sets forth certain information for each director of the Company as of December 31, 1996.

                                         Director
 Name of Nominee             Age          Since            Position with the Company
 ---------------             ---         -------           -------------------------
William M. Theisen            51          1994             Chairman, Chief Executive Officer, and Director
George J. Kubat               51          1996             Chief Financial Officer and Director
Michael J. Scherr             53          1994             Director
Bruce H. Haglund              45          1989             Secretary and Director
T. Anthony Gregory            58          1989             Director

     William M. Theisen has served as Chairman of the Board, President, Chief Executive Officer, and as a Director of the Company since June 1994. Since 1984, Mr. Theisen has been a private investor in Business Ventures, a privately-held company.

     George J. Kubat has served as a Director of the Company since April 1996, and as Chief Financial Officer since July 1996. Mr. Kubat has acted as a consultant to the Company from time to time since November 1992. Mr. Kubat is currently the President and Chief Executive Officer of Phillips Manufacturing, Inc., a company located in Omaha, Nebraska specializing in the manufacture of drywall metals. From 1969 to 1992, Mr. Kubat worked in the Omaha office of Coopers & Lybrand as a tax specialist and tax partner. Mr. Kubat also currently serves as a director for three other public companies including American Business Information, Inc., America First Companies L.L.C. and Sitel Corporation.

     Michael J. Scherr has served as a Director of the Company since June 1994. Since 1984, Mr. Scherr has been an investment and asset manager of Business Ventures, a privately-held company.

     Bruce H. Haglund has served as the Secretary and Director of the Company since 1989 and has also served as the Secretary of GB Franchise Corporation since that time. Mr. Haglund is an attorney in private practice in Orange County, California and has been a principal in the law firm of Gibson, Haglund & Johnson since April 1994. He was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers from February 1991 to April 1994. From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund, and from 1980 to 1984 was an associate with the firm. Mr. Haglund serves as secretary of three other public companies including Aviation Distributors, Inc., Metalclad Corporation and Renaissance Golf Products, Inc. He is also a director of Aviation Distributors, Inc.

     T. Anthony Gregory has served as a Director of the Company   1989.  Since
1962, Mr. Gregory has owned and operated U.S. Customs Air Bonded Warehouse. In June 1989, Mr. Gregory opened U.S. Customs Bonded Container and Freight Station, and in August 1989 opened Custom Air Trucking Company. Mr. Gregory was Vice President and Secretary of Equitable Saving & Loan Association, a holding company for several savings and loan companies from 1963 to 1965.

Executive Officers

     William M. Theisen, see "Directors" above.

     Nicholas J. Caddeo, 50 has been an Executive Vice President and Chief Operating Officer of the Company since August 1992. Prior to joining the Company, he was employed for more than 20 years by Foodmaker, Inc., the corporate operator of Jack-in-the-Box restaurants, serving as a Regional Manager for the Los Angeles area from January 1985 to July 1992.

     George J. Kubat, see "Directors" above.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of William M. Theisen, the Company's Chief Executive Officer, Nicholas J. Caddeo, the Company's Chief Operating Officer, and George J. Kubat, the Company's Chief Financial Officer, for each of the three years in the period ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation    Long-term Compensation
                                           -------------------    ----------------------
   Name and Principal Position      Year    Salary    Other(1)      Stock       Options
   ---------------------------      ----   --------   --------    ---------    ---------
William M. Theisen                  1996   $ 50,000          0            0        0
  Chairman, President and           1995   $100,000          0            0        0
  Chief Executive Officer           1994   $ 50,000          0     $633,500        0
Nicholas J. Caddeo                  1996   $ 82,800    $11,800            0        0
  Chief Operating Officer           1995   $ 92,600    $11,205            0        0
  and Executive Vice President      1994   $ 90,000    $ 8,291            0        0
George J. Kubat(2)                  1996   $  3,000          0            0        0
  Chief Financial Officer

(1) The remuneration described in the table does not include the cost to the Company of benefit furnished to the named executive officer, including premiums for health insurance and other personal benefits provided to such individual that are extended to employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive officer named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such cash compensation.
(2)  Became Chief Financial Officer in July 1996.

OPTIONS GRANTED IN FISCAL YEAR 1996

     During the fiscal year ended December 31, 1996, 100,000 non-qualified stock options were granted to George J. Kubat at an exercise price of $6.50 per share, of these shares 50,000 vested in October 1996 and 50,000 will vest in October 1997, providing that George J. Kubat has remained with the Company in an executive position for one year.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number of options, both exercisable and unexercisable, held by each of the executive officers of the Company as of December 31, 1996 and the value of any in-the-money options, assuming that the value of the shares was $7.38, the fair market value of the Company's common stock on December 31, 1996.

                                                              Number of Securities
                                                            Underlying Unexercised         Value of Unexercised
                                                                  Options at              In-the-Money Options at
                               Shares                          December 31, 1996             December 31, 1996
                            Acquired on      Value       ----------------------------   ---------------------------
                            Exercise (#)   Realized ($)  Exercisable    Unexercisable   Exercisable   Unexercisable
                            ------------   ----------    -----------    -------------   -----------   -------------
William M. Theisen (1)                0             0       1,000,000               0      $380,000               0
Nicholas J. Caddeo                    0             0          55,000           2,500      $268,400         $12,200
George J. Kubat                       0             0         100,000          50,000      $ 63,000         $44,000

(1) Includes presently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.00 per share granted in May 1995. Does not include presently exercisable warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $5.00 per share granted to Mr. Theisen in November 1992 (the "1992 Warrants"), prior to his election as an officer and director of the Company in June 1994. The value of the unexercised 1992 Warrants at December 31, 1996 was $4,760,000. See Note 9 of "Notes to Consolidated Financial Statements" on pages 24 and 25.

COMPENSATION OF THE BOARD OF DIRECTORS

     The members of the Board of Directors who are not employees presently receive $1,000 for their attendance in person at Board meetings and $500 if they are present at a Board meeting telephonically. Members of the Board of Directors have also received nonstatutory stock options in the past in recognition of their service as members of the Board of Directors; however, no options were granted to members of the Board of Directors for their service as Board members in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 1996, relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, director nominee and officer of the Company and, (iii) all officers and directors of the Company as a group. Unless otherwise noted, each of the shareholders listed owns less than 1% of the outstanding common stock of the Company. The Company had 6,440,414 shares outstanding as of December 31, 1996.

    Name and Address of                     Number of Shares      Percentage of Shares
Beneficial Owner (1) (2) (3)              Beneficially Owned (1)      Outstanding (4)
----------------------------             ----------------------   ---------------------
William M. Theisen (5)                          4,269,826                   38.8%

Ruben M. Rodriguez (6) (7)                        521,514                    4.7%
333 S. Ramsgate
Anaheim, CA 92807

T. Anthony Gregory (8)                            142,713                    1.3%
25651 Paseo de la Paz
San Juan Capistrano, CA 92675

Bruce H. Haglund (9)                              115,794                    1.1%

Nicholas J. Caddeo (10)                            52,500                      -

McGrath, North, Mullin & Kratz, P.C. (11)       1,000,000                    9.1%
222 South Fifteenth Street
Omaha, Nebraska 68102

George J. Kubat (12)                              120,000                    1.1%

Michael J. Scherr (13)                             53,800                      -
10010 N. 84/th/ Street
Omaha, Nebraska 6812

All officers and directors                      4,754,633                   43.2%
as a group (6 persons) (14)

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 1996 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 1996 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 23 Corporate Plaza, Suite 246, Newport Beach, California 92660.

(4) Assumes 11,000,494 shares outstanding, including 6,440,414 shares currently outstanding and 4,560,080 issuable upon exercise of presently exercisable stock options and warrants held by the above-listed shareholders.

(5) Includes 3,000,000 shares issuable upon the exercise of presently exercisable warrants. Does not include a total of 743,436 shares beneficially owned by Mr. Rodriguez and other former officers and directors of the Company, which shares are the subject of an irrevocable proxy in favor of Mr. Theisen expiring in November 1997 (the "Theisen Proxy"). If the shares subject to such irrevocable proxy were included, Mr. Theisen would beneficially own 5,013,262 shares of 45.6% of the outstanding shares (computed on the basis of 11,000,494 shares outstanding as set forth in footnote 4 above).

(6) Includes 5,500 shares owned by the Rodriguez Maintenance Trust of which Mr. Rodriguez is the trustee and over which Mr. Rodriguez has sole investment and voting power, and 14,112 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(7) Does not give effect to the terms of an escrow agreement among the Company, Mr. Rodriguez and other former affiliates of the Company.

(8) Includes 74,194 shares issuable upon the exercise presently exercisable nonstatutory stock options.

(9) Includes 89,194 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(10) Represents 52,500 shares issuable upon the exercise of presently exercisable incentive stock options.

(11) Includes 1,000,000 shares issuable upon the exercise of presently exercisable common stock purchase warrants.

(12) Includes 100,000 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(13) Includes 50,000 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(14) Includes an aggregate of 3,365,888 shares issuable upon the exercise of presently exercisable stock options and warrants. If the 743,436 shares subject to the Theisen Proxy were included in the total for all officer and directors as a group, the total shares would be 5,013,262 and the percentage would be 45.6%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

  The Company believes that the transactions hereunder were the result of arm's-length negotiations, and the terms of each such transaction was no less favorable to the Company as would have been available from an unaffiliated third party. The transactions discussed below were negotiated either (i) before the parties became affiliates; (ii) after the parties ceased to be affiliates; or
(iii) with a majority of a disinterested members of the Company's Board of Directors. Furthermore, it is the policy of the Company that a majority of the disinterested members of the Company's Board of Directors must approve related-party transactions.

Payments to Director for Professional Services

  The law firm of Gibson, Haglund & Johnson, of which Mr. Haglund, the Company's Secretary and a Director, is a principal, received compensation in the form of legal fees for services rendered to the Company in 1996 of $48,467.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report on Form 10-K:

     1.  Consolidated Financial Statements

           Report of Independent Certified Public Accountants...   14
           Balance Sheets.......................................   16
           Statements of Operations.............................   17
           Statements of Shareholders' Equity...................   18
           Statements of Cash Flows.............................   19
           Notes to Financial Statements........................   21

     2.  Schedule to Consolidated Financial Statements
          Schedule II - Valuation and Qualifying Accounts.......   32

     3.  Index to Exhibits

       See Item 14 (A) (3) below.

(b)  Reports on Form 8-K

     On October 28, 1996, the Company filed a Special Report on Form 8-K reporting the dismissal of its principal accountants, Cacciamatta Accountancy Corporation (formerly known as Saddington.Cacciamatta), and the appointment of Grant Thornton LLP as the Company's new principal accountants.



                            SUPPLEMENTAL INFORMATION

     An annual report and an information statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-K. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange Commission when it is sent to the security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GB FOODS CORPORATION



                                         By: /s/ William M. Theisen
                                             -----------------------
                                             William M. Theisen
                                             Chief Executive Officer


Date:  March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Title                     Date
----------                          -----                     ----

/s/ William M. Theisen      Chief Executive Officer,         March 31, 1997
-----------------------     President, Director
William M. Theisen          (Principal Executive Officer)

/s/ George J. Kubat         Chief Financial Officer,         March 31, 1997
-----------------------     Director
George J. Kubat             (Principal Financial and
                            Accounting Officer)

/s/ Bruce H. Haglund        Secretary, Director              March 31, 1997
-----------------------
Bruce H. Haglund

/s/ Michael J. Scherr       Director                         March 31, 1997
-----------------------
Michael J. Scherr

/s/ T.  Anthony Gregory     Director                         March 31, 1997
-----------------------
T.  Anthony Gregory

                              GB FOODS CORPORATION

                               INDEX TO EXHIBITS


The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references.

3.1    Restated Certificate of Incorporation (3)
3.2    Bylaws of the Company, as amended (1)
4.1 Rights Agreement dated as of July 9, 1996 between GB Foods Corporation and American Securities Transfer Incorporated (6)
10.1 Incentive Stock Option Plan and form of Non-qualified Stock Option Agreement (1)
10.2 Non-qualified Stock Option Plan and form of Non-qualified Stock Option Agreement (1)
10.3   Form of Franchise Agreement (7)
10.4   Form of Dual-concept Franchise Agreement (7)
10.5   Green Burrito-Glendora #21 Limited Partnership Agreement (1)
10.6 Operations Support Agreement between GB Foods, Inc. and GB Franchise Corporation dated April 1, 1989 (1)
10.7 Office Lease between the Company and The Irvine Company dated July 1, 1994 (7)
10.8 Stock Purchase Agreement between William M. Theisen and the Company dated October 29, 1992, including Amendment to Stock Purchase Agreement dated November 4, 1992 and Second Amendment to Stock Purchase Agreement dated November 23, 1992 (4)
10.9 Amended Warrant Agreement and Form of Warrant Certificate between the Company and William M. Theisen dated November 23, 1992 (7)
10.10 Form of Irrevocable Proxy Agreement between Ruben M. Rodriguez, Gary A. McArthur, and Robert V. Gibson, as "Stockholders," and William M. Theisen
       (4)
10.11 Sub-Lease dated March 29, 1993 between the Company and T&J Sausage Kitchen, Inc. (5)
10.12 Warrant agreement dated May 1, 1995 between the Company and McGrath, North, Mullin & Kratz, P.C.
10.13 Stock Option Agreement between the Company and George J. Kubat dated October 3, 1996
22     List of Subsidiaries of the Registrant (2)
27     Financial Data Schedule

(1) Filed with the Company's Registration Statement on Form S-18, dated August 21, 1990, and incorporated by reference.
(2) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(3) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated by reference.
(4) Filed with the Company's Current Report on Form 8-K dated November 23, 1992, and incorporated by reference.
(5) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference.
(6) Filed with the Company's Current Report on Form 8-K for July 9, 1995 and incorporated by reference.
(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference.