Form 10-Q
period 1997-03-31
GB FOODS CORP
filed 1997-05-13
CIK 863483

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended March 31, 1997

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

       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6004


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----       -----

    As of March 31, 1997, the registrant had 6,440,414 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION
                                     Index




PART I.  FINANCIAL INFORMATION                                                                                             Page

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at March 31, 1997 and December 31, 1996.....................................................   3


Consolidated Statements of Operations for the three months ended
March 31, 1997 and 1996.................................................................................................  4

Condensed Consolidated Statements of Cash Flows for the three  months ended
March 31, 1997 and 1996.................................................................................................  5

Notes to Consolidated Financial Statements............................................................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.................................................................................................... 8

Part II. OTHER INFORMATION............................................................................................... 11

Signatures............................................................................................................... 11

                              GB FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                       (unaudited)      (unaudited)
                                                                                        March 31,       December 31,
                                                                                           1997             1996
                                                                                     ------------       ------------
Current assets

 Cash and cash equivalents                                                           $    801,489       $    753,601
 Short-term investments                                                                 1,041,081          1,020,893
 Accounts and notes receivable                                                            350,866            365,048
 Other assets                                                                             109,656             81,003
                                                                                     ------------       ------------

   Total current assets                                                                 2,303,092          2,220,545

Equipment and improvements, net                                                           679,325            739,005
Notes receivable                                                                          386,265            399,098
Other assets                                                                              131,951            103,448
                                                                                     ------------       ------------

                                                                                     $  3,500,633       $  3,462,096
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

 Current installments of long-term debt                                              $      7,941       $     10,538
 Accounts payable and accrued expenses                                                    301,252            359,329
 Accrued salaries, wages and employee benefits                                             94,729            109,649
 Deferred franchise fees                                                                        -             12,500
                                                                                     ------------       ------------

   Total current liabilities                                                              403,922            492,016

Long-term debt, less current installments                                                  38,320             14,835

Minority interest in consolidated partnership                                              64,037             60,149

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000 shares; and 6,440,414
  shares issued and outstanding at March 31, 1997 and December 31, 1996                   515,232            515,232
 Additional paid-in capital                                                            15,770,983         15,770,983
 Accumulated deficit                                                                  (13,291,861)       (13,391,119)
                                                                                     ------------       ------------
   Net shareholders' equity                                                             2,994,354          2,895,096
                                                                                     ------------       ------------
                                                                                     $  3,500,633       $  3,462,096
                                                                                     ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                     Consolidated Statements of Operations
                                  (unaudited)

                                             Three Months Ended March 31,
                                             -----------------------------
                                                 1997            1996
                                             ------------     ------------
Revenues:
  Restaurant operations                        $  737,499       $  760,326
  Franchise royalties and fees                    335,195          303,815
  Interest                                         30,991           28,159
  Other                                           107,722           64,872
                                             ------------     ------------

                                                1,211,407        1,157,172
                                             ------------     ------------
Restaurant operating costs:
  Food and packaging                              274,616          287,103
  Payroll and other employee benefits             208,790          229,467
  Occupancy and other operating costs             197,604          209,314
General and administrative                        423,245          666,523
                                             ------------     ------------

                                                1,104,255        1,392,407
                                             ------------     ------------

Income (loss) before minority interest
 in consolidated partnership and income
 tax expense                                      107,152         (235,235)

Minority interest in consolidated
   partnership                                      7,896            6,852
                                             ------------     ------------


Net income (loss)                              $   99,256       $ (242,087)
                                             ============     ============

Net income (loss) per share                    $      .02       $     (.04)
                                             ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               1997             1996
                                                           -------------   --------------

Net cash provided by (used in) operating activities           $  82,245        $(204,556)
                                                           -------------   --------------

Cash flow from investing activities
 Proceeds from short-term investments                           329,645          749,499
 Expenditures for short-term investments                         16,540         (679,958)
 Proceeds from notes receivable                                (345,684)          10,259
 Proceeds from the sale of equipment and improvements                 -           76,350
 Expenditures for equipment and improvements                    (24,365)          (9,793)
                                                           -------------   --------------
Net cash provided by (used in) investing activities             (23,864)         146,357
                                                           -------------   --------------

Cash flow from financing activities
 Repayments of long-term debt                                    (2,597)          (2,546)
 Proceeds from issuance of common stock under stock
   option plans                                                       -           54,000
 Distribution to minority partner                                (7,896)          (6,852)
                                                           -------------   --------------
Net cash provided by (used in) financing activities             (10,493)          44,602
                                                           -------------   --------------

Net increase (decrease) in cash and cash equivalents             47,888          (13,597)

Cash and cash equivalents at beginning of period                753,601          216,728
                                                           -------------   --------------

Cash and cash equivalents at end of period                    $ 801,489        $ 203,131
                                                           =============   ==============



The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1. General
   -------

   The accompanying unaudited consolidated financial statements of GB Foods Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

   In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

2. Franchise Store Activity
   ------------------------

   The following is a summary of dual-concept franchise store activity during the three months ended March 31, 1997 and 1996, respectively:

                                                     1997   1996
                                                     ----   ----
     Dual-concept stores at beginning of period        84     41
     Dual-concept stores opened during period           5     26
                                                     ----   ----
     Dual-concept stores at end of period              89     67
                                                     ====   ====

   As of March 31, 1997 and 1996, the total number of free-standing franchise stores were 43 and 45, respectively.

3. Net Income (Loss) Per Share
   ---------------------------

   Net income (loss) per share are based on 6,440,414 weighted average shares outstanding during the three months ended March 31, 1997, and 6,293,851 weighted average shares outstanding during the three months ended March 31, 1996. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1997 and 1996 and therefore have not been included in the number of weighted average shares outstanding for the net income (loss) per share calculation in any of the periods presented.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) - Earnings Per Share which supersedes Accounting Principles Board No. 15 - Earnings Per Share. SFAS 128 simplifies current standards for computing earnings per share (EPS) and makes them comparable to international standards. The new standard will eliminate the presentation of primary EPS and require the presentation of basic EPS, which includes no common stock equivalents and thus no dilution; requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement; and eliminates the modified treasury stock method of computing potential common shares. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997 with earlier application not permitted. Upon adoption, all prior earnings per share are required to be restated.

   The company expects earnings per share as reported to be the same as basic earnings per share under the new standards. Due to the elimination of the modified treasury stock method, the Company expects to present diluted earnings per share. Had the Company adopted the new standard effective January 1, 1997, the pro forma diluted earnings per share would be $0.01 for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
21E of the Securities Exchange Act of  1934.   Such forward-looking statements
involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of GB Foods Corporation ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed herein and in other of the
Company's filings with the Securities and Exchange Commission.   The forward-
looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking
statements.   Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.


RESULTS OF OPERATIONS

  The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the first quarter of 1997 increased $54,235 (5%) to $1,211,407 compared to revenues of $1,157,172 during the same period in 1996.

  Revenues from restaurant operations for the first quarter of 1997 decreased $22,827 (3%) to $737,499 compared to $760,326 for the corresponding period in 1996. This decrease in revenue was primarily attributable to the closure of one Company-owned store at the end of February 1996. In addition, same store sales increased (2%) for the three months ended March 31, 1997 and decreased (3%) for
the three months ended March 31, 1996.   The total number of company owned
stores was comparable at seven as of March 31, 1997 and 1996.

  Franchise royalties and fees earned in the first quarter of 1997 increased $31,380 (9%) to $335,195 compared to $303,815 for the corresponding period in 1996, this increase is primarily due to an increase in franchise royalties, which were partially offset by a decrease in franchise fees. Franchise royalties earned in the first quarter of 1997 increased $49,093 (22%) to $274,486 from $225,393 for the first quarter in 1996. This increase in revenue was primarily due to the increase in the number of dual-concept franchise stores in operation. Franchise fee income decreased $17,713 (23%) to $60,709 in the first quarter of 1997 from $78,422 in the first quarter of 1996 due to only five dual-concept stores being opened during the first quarter of 1997, compared to 26 dual-concept store openings during the first quarter of 1996 of which 12 paid franchise fees and 14 were test stores and did not pay franchise fees.

The following is a summary of dual-concept franchise store activity during the three months ended March 31, 1997 and 1996, respectively:

                                                      1997   1996
                                                      ----   ----
     Dual-concept stores at beginning of quarter        84     41
     Dual-concept stores opened during quarter           5     26
                                                      ----   ----

     Dual-concept stores at end of quarter              89     67
                                                      ====   ====

  The total number of free standing franchise stores were 43 and 45, at March 31, 1997 and 1996, respectively.

  On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company restaurants have remained substantially consistent in the three months ended March 31, 1997 as compared to
the same periods in 1996.   Cost of sales from restaurant operations (food,
packaging, payroll and other employee benefits) as a percentage of sales were 66% and 68% for the quarters ended March 31, 1997 and 1996, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales were 27% and 28% for the quarters ended March 31, 1997 and 1996, respectively.

  General and administrative expenses decreased to $423,246 in the first quarter of 1997 compared to $666,523 incurred in the first quarter of 1996 primarily because of a general reduction in payroll expenses, legal and consulting fees, and other costs related to the development of the dual-concept business.

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

EFFECT OF INFLATION

     Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations as the majority of the Company's hourly employees have been paid in excess of the statutory minimum wage. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour. At March 31, 1997, approximately 40 of the 67 hourly employees are paid the California statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of Green Burrito stores.


LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash, cash equivalents and short-term investments of $1,842,570 at March 31, 1997 and $1,774,494 at December 31, 1996. The increase in cash, cash equivalents and short-term investments is primarily due to cash flow from operating activities. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

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

Exhibits
--------
  Exhibit 27 Financial Data Schedule filed herewith


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

                                         GB FOODS CORPORATION

Date:                                   By: /s/ WILLIAM M. THEISEN
                                           ----------------------------------
May 5, 1997                                     William M. Theisen
                                                Chief Executive Officer,
                                                President and Director
                                                (Principal Executive Officer)



Date:                                   By: /s/ GEORGE J. KUBAT
                                           ----------------------------------
May 5, 1997                                     George J. Kubat
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)