Form 10-Q
period 1997-06-30
GB FOODS CORP
filed 1997-08-14
CIK 863483

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number 1-10576

                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                     33-0403086
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

    23 Corporate Plaza, Suite 246
      Newport Beach, California                            92660
(Address of Principal Executive Office)                 (Zip Code)


       Registrants telephone number, including area code: (714) 640-6004


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                              -------      -----

    As of August 13, 1997, the registrant had 6,493,748 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION
                                     Index




                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 1997 and December 31, 1996.   3

Consolidated Statements of Operations for the three and six months
ended June 30, 1997 and 1996.......................................   4

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 1997 and 1996.......................................   5

Notes to Consolidated Financial Statements.........................   6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................   8


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.........................  11

Signatures ........................................................  11

Part I.    FINANCIAL INFORMATION
Item 1:   Consolidated Financial Statements

                              GB FOODS CORPORATION
                          Consolidated Balance Sheets

                                 ASSETS
                                                               June 30,    December 31,
                                                                 1997          1996
                                                              (unaudited)
                                                            ------------   ------------
Current assets

 Cash and cash equivalents                                  $  1,049,566   $    753,601
 Short-term investments                                        1,052,853      1,020,893
 Accounts and notes receivable, net                              387,394        365,048
 Other assets                                                    118,208         81,003
                                                            ------------   ------------
   Total current assets                                        2,608,021      2,220,545

Equipment and improvements, net                                  608,108        739,005
Notes receivable, net                                            373,035        399,098
Other assets                                                     129,422        103,448
                                                            ------------   ------------

                                                            $  3,718,586   $  3,462,096
                                                            ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

 Current installments of long-term debt                     $      7,425   $     10,538
 Accounts payable and accrued expenses                           271,968        359,329
 Accrued salaries, wages and employee benefits                   122,765        109,649
 Deferred franchise fees                                               -         12,500
                                                            ------------   ------------

   Total current liabilities                                     402,158        492,016

Long-term debt, less current installments                          9,437         14,835

Minority interest in consolidated partnership                     56,525         60,149

Shareholders' equity
 Common stock, $.08 par value, authorized 50,000,000
  shares; 6,440,414 shares issued and
  outstanding at June 30, 1997 and December 31,
  1996, respectively                                             515,232        515,232
 Additional paid-in capital                                   15,770,983     15,770,983
 Accumulated deficit                                         (13,035,749)   (13,391,119)
                                                            ------------   ------------
   Total shareholders' equity                                  3,250,466      2,895,096
                                                            ------------   ------------
                                                            $  3,718,586   $  3,462,096
                                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                     Consolidated Statements of Operations
                                  (unaudited)


                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                     ---------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                     -------------   -----------   ------------   ------------
Revenues:
 Restaurant operations                                  $  786,740   $  748,207      $1,524,239    $1,508,533
 Royalties                                                 300,447      278,931         574,933       504,324
 Franchise fees                                            113,793       66,281         174,502       144,703
 Interest                                                   32,814       26,812          63,805        54,971
 Other                                                     141,293       77,748         249,015       142,620
                                                        ----------   ----------      ----------    ----------

                                                         1,375,087    1,197,979       2,586,494     2,355,151
                                                        ----------   ----------      ----------    ----------
Restaurant operating costs:
 Food and packaging                                        284,795      286,807         559,411       573,910
 Payroll and other employee benefits                       223,421      219,789         432,211       449,256
 Occupancy and other                                       210,686      202,772         408,290       412,086
General and administrative                                 399,687      561,561         822,932     1,228,084
                                                        ----------   ----------      ----------    ----------
                                                         1,118,589    1,270,929       2,222,844     2,663,336
                                                        ----------   ----------      ----------    ----------

Income (loss) before minority interest in
 consolidated partnership                                  256,498      (72,950)        363,650      (308,185)

Minority interest in consolidated partnership                  384        1,428           8,280         8,280
                                                        ----------   ----------      ----------    ----------

Net income (loss)                                       $  256,114   $  (74,378)     $  355,370    $ (316,465)
                                                        ==========   ==========      ==========    ==========

Earnings (loss) per share                               $      .04   $     (.01)     $      .05    $     (.05)
                                                        ==========   ==========      ==========    ==========

Total weighted average shares outstanding                6,940,414    6,417,226       6,940,414     6,355,538
                                                        ==========   ==========      ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    1997           1996
                                                                ------------   ------------
Cash flows from operating activities:
    Net income (loss)                                           $   355,370    $  (316,465)
Adjustments to reconcile net income (loss) to net
    cash flows provided by (used in) operating activities:
       Depreciation and amortization                                153,617        174,728
       Minority interest in consolidation partnership                 4,657          8,280
Changes in operating assets and liabilities:
       Accounts and notes receivable                                 13,916         20,176
       Provision for doubtful accounts                              (10,199)         8,215
       Accounts payable and accrued expenses                        (87,361)      (202,344)
       Other assets                                                 (69,719)        34,552
       Salaries, wages and employee benefits                         13,116        (11,330)
       Deferred franchise fees                                      (12,500)        (5,000)
                                                                -----------    -----------
Net cash flows provided by (used in) operating activities           360,897       (289,188)

Cash flows from investing activities:
      Proceeds from short-term investments                        1,015,152        911,582
      Expenditures for short-term investments                    (1,047,112)    (1,068,379)
      Proceeds from the sale of equipment and improvements            9,089        100,831
      Expenditures for equipment and improvements                   (25,270)       (33,481)
                                                                -----------    -----------
Net cash used in investing activities                               (48,141)       (89,447)
                                                                -----------    -----------

Cash flows from financing activities:
      Repayments of long-term debt                                   (8,511)        (5,148)
      Proceeds from issuance of common stock under
         stock option plan                                                -        562,350
      Distribution to minority partner                               (8,280)       (11,431)
                                                                -----------    -----------
Net cash provided by (used in) financing activities                 (16,791)       545,771
                                                                -----------    -----------

Net increase in cash and cash equivalents                           295,965        167,136

Cash and cash equivalents at beginning of period                    753,601        216,728
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 1,049,566    $   383,864
                                                                ===========    ===========

Supplemental Information:
Cash paid during the period for:
        Interest                                                $     1,028    $     1,424
        Income taxes                                            $       800    $       800

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)



1.  General
    -------

    The accompanying unaudited consolidated financial statements of GB Foods Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

2.  Franchise Store Activity
    ------------------------

    The following is a summary of dual-concept franchise store activity during the six months ended June 30, 1997 and 1996, respectively:


                                                            1997   1996
                                                            ----   ----
       Dual-concept stores at beginning of period             84     41
       Dual-concept stores opened during period               18     32
                                                            ----   ----
       Dual-concept stores at end of period                  102     73
                                                            ====   ====

    As of June 30, 1997 and 1996, the total number of free-standing franchise stores were 42 and 44, respectively.

3.  Net Income (Loss) Per Share
    ---------------------------

    Net income (loss) per share are based on 6,440,414 weighted average shares outstanding during the three months ended June 30, 1997 and 6,417,226 for the three months ended June 30, 1996. Net income (loss) per share are based on 6,440,414 weighted average shares outstanding during the six months ended June 30, 1997, and 6,355,538 weighted average shares outstanding during the six months ended June 30, 1996. Outstanding stock options and warrants are considered common stock equivalents. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996 and therefore have not been included in the number of weighted average shares outstanding for the net income (loss) per share calculation in any of the periods presented.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) - Earnings Per Share which supersedes Accounting Principles Board No. 15 - Earnings Per Share. SFAS 128 simplifies current standards for computing earnings per share (EPS) and makes them comparable to international standards. The new standard will eliminate the presentation of primary EPS and require the presentation of basic EPS, which includes no common stock equivalents and thus no dilution;

    requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement; and eliminates the modified treasury stock method of computing potential common shares. SFAS 128 is effective for financial statements issued for fiscal years ending after December 15, 1997 with earlier application not permitted. Upon adoption, all prior earnings per share are required to be restated.

4.  Income Taxes
    ------------

    At June 30, 1997, the Company had net operating loss carryforward for federal tax purposes of approximately $12,846,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $6,656,000 for state tax purposes which will expire if unused between 1999 and 2002.

    As of June 30, 1997, the Company has continued to provide a valuation allowance to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. The Company will continue to evaluate the need for a 100% valuation allowance.

5.  Subsequent Event
    ----------------

    On July 22, 1997, Fidelity National Financial, Inc. ("Fidelity") purchased 1,000,000 shares of the Company's common stock from the Company's principal shareholder and 3,500,000 common stock purchase warrants from such shareholder and another unrelated party for an aggregate of $5,800,000 in cash. Of the 3,500,000 warrants purchased, 1,500,000 are exercisable at $5.00 per share, 1,000,000 are exercisable at $7.00 per share, and 1,000,000 are exercisable at $7.50 per share. On a fully-diluted basis, the common stock and warrants purchased represent a 41% interest in the Company.

    In conjunction with the purchase, three of the company's directors have resigned which included both the Chief Executive Officer and Chief Financial Officer of the Company. Key officers of the insurance company have filled the director and officer vacancies.

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


 Results of Operations

  The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the second quarter of 1997 increased $177,108 (15%) to $1,375,087 compared with revenues of $1,197,979 during the same period in 1996. Total revenues for the six months ended June 30, 1997 increased $231,343 (10%) to $2,586,494 compared to $2,355,151 for the same period in 1996.

  Revenues from restaurant operations for the second quarter of 1997 increased $38,533 (5%) to $786,740 compared with $748,207 for the corresponding period in 1996. For the six months ended June 30, 1997 revenue from restaurant operations increased $15,706 (1%) to $1,524,239 compared with $1,508,533 for the same period in 1996. This increase in same store revenue was primarily attributable to increased radio and print advertisements during the second quarter of 1997. As of June 30, 1997 and 1996 the Company owned 7 stores.

  Franchise royalties earned in the second quarter of 1997 increased $21,516 (8%) to $300,447 from $278,931 for the second quarter in 1996. Franchise royalties earned for the six months ended June 30, 1997 increased $70,609 (14%) to $574,933 from $504,324 for the corresponding period in 1996. This increase in revenue was primarily due to the increase in the number of dual-concept franchise stores in operation.

The following is a summary of dual-concept franchise store activity during the three month and six month periods ended June 30, 1997 and 1996, respectively:

                                                      3 Months         6 Months
                                                     -----------   ---------------
                                                     1997   1996     1997     1996
                                                     ----   ----   --------   ----
     Dual-concept stores at beginning of period        89     67         84     41
     Dual-concept stores opened during period          13      6         18     32
                                                     ----   ----       ----   ----

     Dual-concept stores at end of  period            102     73        102     73
                                                     ====   ====       ====   ====

  The total number of free standing franchise stores were 42 and 44, at June 30, 1997 and 1996, respectively.

   Franchise fee income increased $47,512 (72%) to $113,793 in the second quarter of 1997 from $66,281 in the second quarter of 1996 primarily due to 13 dual-concept franchise store openings during the second quarter of 1997 compared with six dual-concept store openings for the second quarter of 1996. Franchise fee income increased $29,799 (21%) to $174,502 for the six month period ended
June 30, 1997 from $144,703 for the corresponding period in 1996.   During the
six month period ended June 30, 1997 there were 18 dual-concept franchise store openings compared with 32 dual-concept store openings for the six month period ended June 30, 1996 consisting of several test stores, which were not required to pay franchise fees.

  On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company owned restaurants have remained substantially unchanged during the three and six month periods ended
June 30, 1997 as compared to the same periods in 1996.   Cost of sales from
restaurant operations (food, packaging, payroll and other employee benefits) as a percentage of sales were 65% and 68% for both the second quarters of 1997 and 1996, respectively and for both the six months ended June 30, 1997 and 1996, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales were 27% for both the second quarter and six month period ended June 30, 1997 and 1996, respectively.

  General and administrative expenses decreased $161,874 (29%) to $399,687 in the second quarter of 1997 compared to $561,561 incurred in the second quarter of 1996. General and administrative expenses decreased $405,152 (33%) to $822,932 for the six month period ended June 30, 1996 compared to $1,228,084 for
the six months ended June 30, 1996.   The decrease is primarily due to a general
reduction in payroll expenses, legal and consulting fees, and other costs related to the development of the dual-concept business.

Impact of Company Expansion Plans on Operations

  The management of the Company anticipates that continued expansion of the dual-concept restaurant business will improve the Company's liquidity and profitability by generating additional franchise fees and royalties.

Effect of Inflation

  The Company's food and labor costs are subject to inflation. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour. At June 30, 1997, approximately 35 of the 62 hourly employees were paid the California statutory minimum wage. In addition, most of the Company's leases have escalation provisions based on the consumer price index and increases in store revenues. Most leases also require the Company to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of franchise stores.

Liquidity and Capital Resources

  The Company had cash, cash equivalents and short-term investments of $2,102,419 at June 30, 1997 and $1,774,494 at December 31, 1996. The increase in cash, cash equivalents and short-term investments is primarily due to net income from operations. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
      Exhibit 11 Calculation of Earnings Per Share
      Exhibit 27 Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K:
      On August 7, 1997 the Company filed a report on Form 8-K regarding a change of control which occurred on July 22, 1997 when Fidelity National Financial, Inc. purchased 1,000,000 shares of the Company's common stock and
3,500,000 common stock purchase warrants.   On a fully-diluted basis, the common
stock and warrants purchased represent a 41% interest in the Company.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GB FOODS CORPORATION


Date:                                    By: /s/ GARY R. NELSON
August 13, 1997                              -------------------------
                                             Gary R. Nelson
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)