Form 10-Q
period 1997-09-30
GB FOODS CORP
filed 1997-11-14
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 1-10576

                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       33-0403086
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1200 N. HARBOR BLVD.
          P.O. BOX 61093                                     92803
       ANAHEIM, CALIFORNIA
(Address of Principal Executive Office)                    (Zip Code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 491-6400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      As of November 13, 1997, the registrant had 6,514,108 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION
                                      INDEX

                                                                                                Page
PART I.   FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at September 30, 1997 and December 31, 1996 .........................3

Consolidated Statements of Operations for the three and nine months ended
September 30, 1997 and 1996 .....................................................................4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996 .....................................................................5

Notes to Consolidated Financial Statements.......................................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION........................8

PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K:

Signatures .....................................................................................10

Exhibit 11 Calculation of Earnings Per Share....................................................11

Part I.    FINANCIAL INFORMATION
Item 1:   Consolidated Financial Statements

                              GB FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               September 30,     December 31,
                                                                   1997              1996
                                                               (unaudited)
                                                               ------------      ------------
Current assets

  Cash and cash equivalents                                    $  1,021,952      $    753,601
  Short-term investments                                          1,541,591         1,020,893
  Accounts and notes receivable, net                                363,367           365,048
  Other assets                                                      156,544            81,003
                                                               ------------      ------------

    Total current assets                                          3,083,454         2,220,545

Equipment and improvements, net                                     531,146           739,005
Notes receivable, net                                               359,404           399,098
Other assets                                                        126,783           103,448
                                                               ------------      ------------
                                                               $  4,100,787      $  3,462,096
                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Current installments of long-term debt                       $      6,618      $     10,538
  Accounts payable and accrued expenses                             276,120           359,329
  Accrued salaries, wages and employee benefits                      85,265           109,649
  Deferred franchise fees                                                --            12,500
                                                               ------------      ------------

    Total current liabilities                                       368,003           492,016

Long-term debt, less current installments                             8,931            14,835

Minority interest in consolidated partnership                        57,525            60,149

Shareholders' equity
  Common stock, $.08 par value, authorized 50,000,000
    shares; 6,508,608 and 6,440,414 shares issued and
    outstanding at September 30, 1997 and December 31,
    1996, respectively                                              520,688           515,232
  Additional paid-in capital                                     15,947,997        15,770,983
  Accumulated deficit                                           (12,802,357)      (13,391,119)
                                                               ------------      ------------
    Total shareholders' equity                                    3,666,328         2,895,096
                                                               ------------      ------------

                                                               $  4,100,787      $  3,462,096
                                                               ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                  --------------------------------  -------------------------------
                                         1997           1996             1997            1996
                                      ----------     ----------       ----------     -----------
Revenues:
  Restaurant operations               $  756,440     $  730,819       $2,280,679     $ 2,239,352
  Franchise royalties                    327,521        282,415          902,454         786,739
  Franchise fees                         162,250        100,750          336,752         245,453
  Interest                                39,931         22,796          103,736          77,767
  Other                                  136,086        112,288          385,101         254,908
                                      ----------     ----------       ----------     -----------

                                       1,422,228      1,249,068        4,008,722       3,604,219
                                      ----------     ----------       ----------     -----------

Restaurant operating costs:
  Food and packaging                     278,073        277,068          837,484         850,978
  Payroll and other
    employee benefits                    221,872        219,947          654,083         669,203
  Occupancy and other                    198,608        199,700          606,898         611,786
General and administrative               474,160        409,752        1,297,092       1,637,836
                                      ----------     ----------       ----------     -----------
                                       1,172,713      1,106,467        3,395,557       3,769,803
                                      ----------     ----------       ----------     -----------

Income (loss) before minority
   interest in consolidated
   partnership                           249,515        142,601          613,165        (165,584)

Minority interest in consolidated
  partnership                              2,525          2,964           10,805          11,244

Provison for income taxes                 13,600             --           13,600              --
                                      ----------     ----------       ----------     -----------

Net income (loss)                     $  233,390     $  139,637       $  588,760     $  (176,828)
                                      ==========     ==========       ==========     ===========

Earnings (loss) per share             $      .03     $      .02       $      .08     $      (.03)
                                      ==========     ==========       ==========     ===========

Total weighted average
  shares outstanding                   7,159,887      6,448,101        7,128,653       6,355,872
                                      ==========     ==========       ==========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   1997             1996
                                                               -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                          $   588,760      $  (176,828)
Adjustments to reconcile net income (loss) to net
    cash flows provided by (used in) operating activities:
       Depreciation and amortization                               227,492          257,578
       Provision for doubtful accounts                             (16,800)          20,579
       Minority interest in consolidation partnership               (2,624)            (187)
Changes in operating assets and liabilities:
       Accounts and notes receivable                                58,174           20,833
       Accounts payable and accrued expenses                       (83,209)        (271,032)
       Other assets                                               (100,403)         136,567
       Salaries, wages and employee benefits                       (24,384)         (35,531)
       Deferred franchise fees                                     (12,500)          (5,000)
                                                               -----------      -----------
Net cash provided by operating activities                          634,506          (53,021)

Cash flows from investing activities:
      Proceeds from short-term investments                       1,375,936        1,975,428
      Expenditures for short-term investments                   (1,896,634)      (2,222,956)
      Proceeds from the sale of equipment and improvements          31,981           76,350
      Expenditures for equipment and improvements                  (41,804)         (36,327)
                                                               -----------      -----------
Net cash used in investing activities                             (530,521)        (207,505)
                                                               -----------      -----------

Cash flows from financing activities:
      Repayments of long-term debt                                  (9,824)          (7,707)
      Proceeds from issuance of common stock under
         stock option plan                                         182,470          565,684
      Distribution to minority partner                              (8,280)         (11,431)
                                                               -----------      -----------
Net cash provided by financing activities                          164,366          546,546
                                                               -----------      -----------

Net increase in cash and cash equivalents                          268,351          286,020

Cash and cash equivalents at beginning of period                   753,601          216,728
                                                               -----------      -----------
Cash and cash equivalents at end of period                     $ 1,021,952      $   502,748
                                                               ===========      ===========
Supplemental Information:
Cash paid during the period for:
        Interest                                               $     1,266      $     2,098
        Income taxes                                           $    13,600      $     1,600

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

2.  Franchise Store Activity
    ------------------------

    The following is a summary of dual-concept franchise store activity during the three months and nine months ended September 30, 1997 and 1996, respectively:

                                                           1997                  1996
                                                           ----                  ----
                                                    3 mos      9 mos        3 mos    9 mos
                                                    -----      -----        -----    -----
        Dual-concept stores at beginning of period     102       84           73       41
        Dual-concept stores opened during period        18       39           14       46
        Dual-concept stores closed during period         -       (3)         (11)     (11)
                                                       ---      ---          ---      ---
        Dual-concept stores at end of period           120      120           76       76
                                                       ===      ===          ===      ===

    As of September 30, 1997 and 1996, the total number of free-standing franchise stores were 41 and 44, respectively.

3.  Net Income (Loss) Per Share
    ---------------------------

    Net income (loss) per share is based on 7,159,887 weighted average shares outstanding during the three months ended September 30, 1997 and 6,448,101 for the three months ended September 30, 1996. Net income (loss) per share is based on 7,128,653 weighted average shares outstanding during the nine months ended September 30, 1997, and 6,355,872 weighted average shares outstanding during the nine months ended September 30, 1996. Outstanding stock options and warrants are considered common stock equivalents and had a dilutive effect in 1997. The assumed exercise of common stock equivalents would have an anti-dilutive effect in 1996 and therefore have not been included in the number of weighted average shares outstanding.

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

4.  Income Taxes
    ------------

    At September 30, 1997, the Company had net operating loss carryforward for federal tax purposes of approximately $12,846,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $6,656,000 for state tax purposes which will expire if unused between 1999 and 2002. The provision for income taxes established for the Company in the third quarter of 1997 includes both the estimated federal alternative minimum tax and franchise taxes due.

    As of September 30, 1997, the Company has continued to provide a valuation allowance to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. The Company will continue to evaluate the need for a 100% valuation allowance.

5.  Stockholder Rights Agreement
    ----------------------------

    On July 22, 1997, the Company exercised its right to redeem all the rights under the July 9, 1996 Stockholders Rights Agreement for an exercise price of $.001 per right or total consideration of $6,494. Under the terms of the Stockholders Rights Agreement each right entitled its holder to buy one share of the Company's common stock at an exercise price of $29.00 per share.

6.  Stock-based Compensation Plans
    ------------------------------

    On August 26, 1997, the Company granted options to officers and directors of the Company to purchase 445,000 shares of the Company's common stock at $8.625 per share, which represented the fair market value of the Company's common stock on such date.

7.  Recent Accounting Pronouncements
    --------------------------------

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's financial position or results of operations.

    --------------------------------------------

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, amoung other items, that a public business enterprise report a measure of segment profit or loss, certain secific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Copmany's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of GB Foods Corporation ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

 RESULTS OF OPERATIONS

    The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the third quarter of 1997 increased $173,160, or 14%, to $1,422,228 compared with revenues of $1,249,068 during the same period in 1996. Total revenues for the nine months ended September 30, 1997 increased $404,503, or 11%, to $4,008,722 compared with revenues of $3,604,219 for the same period in 1996.

    Revenues from restaurant operations for the third quarter of 1997 increased $25,621, or 4%, to $756,440 compared with $730,819 for the corresponding period in 1996. For the nine months ended September 30, 1997 revenue from restaurant operations increased $41,327, or 2%, to $2,280,679 compared with $2,239,352 for the same period in 1996. As of September 30, 1997 and 1996 the Company owned 7 stores.

    Franchise royalties earned in the third quarter of 1997 increased $45,106, or 16%, to $327,521 from $282,415 for the third quarter in 1996. Franchise royalties earned for the nine months ended September 30, 1997 increased $115,715, or 15%, to $902,454 from $786,739 for the corresponding period in 1996. This increase in royalties earned was primarily due to the increase in the number of dual-concept franchise stores in operation.

     Franchise fee income increased $61,500, or 61%, to $162,250 in the third quarter of 1997 as compared with $100,750 in the third quarter of 1996. This favorable increase was the result of increased dual-concept store openings in the third quarter of 1997 of 18 as compared to 14 in the third quarter of 1996. Also contributing to this favorable increase was the sale of a new franchise for a stand alone store for $25,000. Franchise fee income increased $91,299, or 37%, to $336,752 for the nine month period ended September 30, 1997 from $245,453 for the corresponding period in 1996. During the nine month period ended September 30, 1997 there were 39 dual-concept franchise store openings compared with 46 dual-concept store openings for the nine month period ended September 30, 1996. However, no franchise fees were received from 14 test stores opened during 1996.

    On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company owned restaurants have remained substantially unchanged during the three and nine month periods ended September 30, 1997 as compared with the same periods in 1996. Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits) as a percentage of revenues were 66% and 68% for the third quarters of 1997 and 1996, respectively and for both the nine months ended September 30, 1997 and 1996, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of revenues were 26% and 27% for the third quarter of 1997 and 1996, respectively and 27% for the nine month periods ended September 30, 1997 and 1996, respectively.

    General and administrative expenses increased $64,408, or 16%, to $474,160 in the third quarter of 1997 compared with $409,752 incurred in the third quarter of 1996. General and administrative expenses decreased $340,744, or 21%, to $1,297,092 for the nine month period ended September 30, 1997 as compared to $1,637,836 for the nine months ended September 30, 1996. The decrease is primarily due to a general reduction in payroll expenses, legal and consulting fees, and other costs related to the development of the dual-concept business.

IMPACT OF COMPANY EXPANSION PLANS ON OPERATIONS

    The management of the Company anticipates that continued expansion of the dual-concept restaurant business will improve the Company's liquidity and profitability by generating additional franchise fees and royalties.

EFFECT OF INFLATION

        The Company's food and labor costs are subject to inflation. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour and again increased on September 1, 1997 to $5.15 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations. At September 30, 1997, approximately 26 of the 62 hourly employees were paid the California statutory minimum wage. In addition, most of the Company's leases have escalation provisions based on the consumer price index and increases in store revenues. Most leases also require the Company to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of franchise stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $2,559,304 at September 30,1997 and $1,774,494 at December 31, 1996. The increase in cash, cash equivalents and short-term investments is primarily the result of the operating income generated for the nine months ended September 30, 1997. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

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

                                                GB FOODS CORPORATION

Date:                                           By: /s/ GARY R. NELSON
November 13 , 1997                                  ----------------------------
                                                        Gary R. Nelson
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
  11          Calculation of Earnings Per Share
  27          Financial Data Schedule (included in electronic filing only)