Form 10-K405
period 1997-12-31
GB FOODS CORP
filed 1998-02-24
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                         Commission File Number 1-10576

                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 33-0403086
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        1200 N. HARBOR BLVD.
        ANAHEIM, CALIFORNIA                               92803
(Address of Principal Executive Office)                 (Zip Code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE (714) 491-6400

                              ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                               ON WHICH REGISTERED:
    -------------------                              ---------------------
COMMON STOCK - $.08 PAR VALUE                        BOSTON STOCK EXCHANGE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                              ---------------------

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant on February 19, 1998 was approximately $41,936,000 based upon the closing price of the common stock, as reported on the Nasdaq Small Cap Market.

         The number of shares of the common stock of the registrant outstanding on February 19, 1998 was 6,571,485.

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

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

         The Company is engaged in the business of operating Mexican quick-service restaurants under the trade name "The Green Burrito" at leased facilities in Southern California and the sale and supervision of Green Burrito franchises. The Company's strategic plan is to maintain a base of Company-owned and operated restaurants ("Company Stores") in Southern California sufficient for training, product development and testing, while developing additional Green Burrito franchise restaurants through expansion of the Green Burrito free-standing and dual-concept franchise businesses. As of December 31, 1997, there were 181 Green Burrito stores, including seven Company Stores and 174 stores owned by franchisees or third parties ("Franchise Stores"), 134 of which were Green Burrito dual-concept stores.

         On July 22, 1997, Fidelity National Financial, Inc. ("Fidelity") purchased 1,000,000 shares of Common Stock of GB Foods Corporation (the "Company") from the former Chief Executive Officer and principal stockholder ("Controlling Shareholder"), for a purchase price of $5,000,000 cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Company's Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's Common Stock, of which 1,500,000 are immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 are immediately exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants were purchased for $600,000 cash and expire November 23, 2002; the $7.00 Warrants were purchased for $100,000 cash and expire May 1, 2005. Simultaneously with the closing of the transaction, Fidelity transferred 30,000 $5.00 Warrants to its investment advisor.

         In a separate transaction, Fidelity also acquired 1,000,000 Warrants exercisable at $7.50 per share (the "$7.50 Warrants") from a law firm which has provided services to the Company. The purchase price of the $7.50 Warrants was $100,000 cash. The $7.50 Warrants expire May 1, 2005.

         As a result of the purchase of the Shares and the Warrants, Fidelity beneficially owns 42.1% of the Company, based on 6,571,485 shares outstanding at December 31, 1997 and including the Warrants pursuant to which Fidelity has the right to acquire an additional 3,470,000 shares. In conjunction with the Fidelity purchases, three of the Company's Directors have resigned which included both the Chief Executive Officer and Chief Financial Officer of the Company. Key officers of Fidelity have filled the Director and Officer vacancies.

         On December 12, 1997, the Company announced the execution of a letter of intent to acquire all the outstanding capital stock of Timber Lodge Steakhouse, Inc. ("TBRL"). TBRL is a public company traded on Nasdaq under the symbol TBRL and is the operator of the Timber Lodge Steakhouse family-style restaurants. As of

December 31, 1997, TBRL was operating a total of 16 restaurants which were located in the states of Minnesota, Wisconsin, Illinois, Western New York and South Dakota. TBRL's revenues and net income for the fiscal year ended January 1, 1997 were $20,637,000 and $983,000 respectively.

         On January 20, 1998, the Company executed a definitive Agreement and Plan of Merger ("Merger Agreement") with TBRL, pursuant to which the Company will acquire one hundred percent of the outstanding capital stock of TBRL. The parties expect to close the transaction in April 1998. Under the terms of the agreement, each share of TBRL common stock will be converted into the right to receive .80 of a share of the Company's common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of $14.00 on the high end and $7.50 on the low end. If the Company's average closing common stock price during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock Price is less than $7.50, the Company may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

         The Merger is subject to certain customary conditions, including (i) Fairness Opinions; (ii) approvals from the shareholders of the Company and TBRL; and (iii) the parties obtaining all regulatory approvals, including the Securities and Exchange Commission declaring effective a Registration Statement covering the shares of the Company's common stock to be issued in the Merger. The Merger is also subject to the purchase by TBRL from CKE Restaurants, Inc. ("CKE") (NYSE:CKR) or its affiliate of between twelve (12) and (20) JB's Restaurants for conversion to Timber Lodge Steakhouse restaurants. In this regard, CKE has agreed under the Merger Agreement to negotiate in good faith with TBRL to consummate such purchase and sale. In addition, Fidelity National Financial, Inc. (NYSE:FNF) has agreed under the Merger Agreement that, subject to the approval of the Merger by TBRL's shareholders, it will exercise currently outstanding warrants to purchase shares of the Company's common stock for a cash purchase price aggregating not less than $5,000,000. The Company plans to utilize such proceeds, in part, for the conversion of the JB's Restaurants acquired by TBRL into Timber Lodge Steakhouse restaurants.

         On February 19, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company shall acquire one hundred percent (100%) of the issued and outstanding capital stock of JB's Restaurants, Inc. ("JB's"), a wholly owned subsidiary of CKE. Under the Agreement, GBFC shall acquire JB's for one million (1,000,000) shares of GBFC Common Stock. GBFC and CKE anticipate that the acquisition will Close on or before March 1, 1998. At the Closing, the business of JB's shall be comprised of forty-eight (48) JB's company-owned restaurants, twenty (20) JB's franchise restaurants, and four (4) Galaxy diner restaurants. The acquisition is subject to certain conditions, including the satisfactory completion of due diligence, delivery by CKE and the approval by GBFC of certain disclosure schedules, the issuance of Fairness Opinions, approvals from the respective Boards of Directors of GBFC and CKE, regulatory approvals, the closing of the previously announced acquisition of twelve (12) JB's restaurants by Star Buffet, Inc., the upstream transfer by way of dividend of sixteen (16) JB's restaurants and certain other assets to CKE. It is the intent of the parties that the transaction qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

         Although Green Burrito stores offer traditional Mexican food, the Company's recipes are specially formulated to produce milder flavors than the flavors typically associated with Mexican food. Emphasis is on serving substantial portions of high-quality food using only top grade ingredients, including USDA loin steak, USDA ground beef, USDA pork, grade "A" chicken meat, real cheddar and Monterey Jack cheese, #1-long grain rice and triple-cleaned beans. The Company believes the prices for its menu items give customers good value; entree selections at Company Stores currently range in price from $.99 for a "super value menu" item to $3.99 for a combination plate including two steak tacos, salad, rice and beans. The most popular menu items include the "Big Ed" burrito, a burrito weighing over two pounds consisting of steak, carnitas, refried beans, rice, lettuce, tomato, guacamole, cheese and double tortillas at a price of $4.69, and "wet burritos," consisting of refried beans, rice, cheese, and a choice of steak, chicken, beef or pork covered with either green chili sauce or enchilada sauce, and cheese, served with tortilla chips at a price of $3.99. The menu also features special family prices which discount some of the menu items for large quantity orders.

         The Company has established certain criteria which, if met, allow the sale of alcoholic beverages for consumption on store premises with prior approval from the Company. Several Franchise Stores serve alcoholic beverages; however, the Company may rescind the right to serve alcoholic beverages on 30 days' written notice if the criteria are not being met.

         COMPANY STORES. As of December 31, 1997, the Company operates seven Company Stores, six of which are wholly-owned and one of which is owned by a limited partnership of which the Company is the general partner. See "Properties" below. The wholly-owned Company Stores in Anaheim Hills, Corona, Glendale, La Crescenta and Long Beach were purchased from franchisees in October 1990, December 1991, April 1994, November 1994 and December 1994, respectively.

         The Company, as general partner of a store (Glendora) owned by a limited partnership, receives 76.1% of the profits, subject to a non-cumulative preference on cash distributions to the limited partner of $8,280 per annum against the limited partner's 23.9% interest in the profits.

         FRANCHISE PROGRAM. As of December 31, 1997, the Company had 174 operating franchises, 134 of which were Green Burrito dual-concept restaurants. See "Green Burrito Dual-Concept Stores" below. Since the inception of the franchise program 47 franchise restaurants have been closed and the Company has reacquired seven franchises, five of which are currently operated as Company Stores.

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

         The Franchise Agreement for free-standing stores grants the franchisee the right to operate a Green Burrito store at specified locations and obligates the Company to perform training and certain other assistance in consideration of the franchisee's payment of the franchise fees, the franchise royalty and the advertising fund contribution. The term of the Franchise Agreement is 10 years, subject to renewal by the franchisee for two additional five-year periods, provided that, among other things, the franchisee has fulfilled all the terms and conditions of the Franchise Agreement, enters into the then current Franchise Agreement with the Company and pays a renewal fee in accordance with their initial franchise agreement. The Franchise Agreement requires franchisees to purchase most equipment, food, supplies and products from sources approved by the Company in order to maintain consistency and quality from store to store.

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

         Carl's Jr./Green Burrito. During May 1995, the Company reached an agreement with Carl Karcher Enterprises, Inc., the operator and franchisor of Carl's Jr. restaurants, and CKE Restaurants, Inc., its parent company (hereinafter jointly referred to as "CKE"), pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1997, all Carl's Jr./Green Burrito stores were in compliance with this requirement. As of December 31, 1997, there were 115 Carl's Jr./Green Burrito restaurants in operation in California and Arizona.

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

         WSMP/Green Burrito. During July 1995, the Company entered into a test-store agreement with WSMP, Inc. ("WSMP"), a North Carolina-based food manufacturing and restaurant company. WSMP restaurant operations include company-owned and franchise units, primarily in the Southeast. The majority of these restaurants are Western Steer units, including their traditional Western Steer Family Restaurant and newer remodels known as Western Steer Steak, Buffet and Bakery Restaurants. Prime Sirloin and Bennett's are the other two main segments of the WSMP restaurant division. Pursuant to the test-store agreement, six store locations were mutually selected for the test, one of which is still currently operating. The test, as provided in the test-store agreement, concluded on December 26, 1995. As of December 31, 1997, the parties had evaluated the results of the test and determined not to progress to a formal franchise relationship.

         Hardee's/Green Burrito. During November 1995, the Company entered into a test-store agreement with Hardee's Food System, Inc. ("Hardee's"). Pursuant to the test-store agreement, 20 Hardee's store locations (14 in Tulsa, Oklahoma area and six in Nebraska and / or Southeastern states) will be converted to Hardee's/Green Burrito restaurants. As of December 31, 1996, fifteen Hardee's dual-concept stores were in operation. The duration of the test, as provided in the test-store agreement, will continue until July 1, 1997. However, the test period has been informally extended as a result of the recent acquisition of Hardee's by CKE. The continued conversion of additional Hardee's stores will be contingent upon the success and consumer acceptance of the converted stores.

         Long John Silvers/Green Burrito. During July 1997, the company executed a dual-concept franchise agreement with American Seafoods Partners ("ASP"), which is a wholly owned subsidiary of Restaurant Management Company ("RMC") a Franchisee operator of 120 Pizza Hut stores and 30 Long John Silver stores. One store was converted in LasVegas New Mexico and opened in September 1997. The continued conversion of additional Long John Silver dual-concept stores will be contingent upon the success and consumer acceptance of the converted store.

         Texaco/CKE/Green Burrito. During October 1997, the Company executed a dual-concept franchise agreement with CKE and Texaco Refining and Marketing ("Texaco") where by they will co-develop 50 Carl's Jr./Texaco dual-brand locations including 15 branded with Green Burrito. The new locations will be developed in the Western United States over the next three years.

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

         FRANCHISE AND OTHER GOVERNMENTAL REGULATION. The restaurant industry is subject to extensive federal, state, and local regulation governing, among other things, health and sanitation standards, equal opportunity employment, minimum wage and licensing for the sale of food. In addition, the Company is subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, dictating substantive standards that govern the relationship between franchisor and franchisees. Various federal and state labor laws govern relationships with employees, including such matters as minimum wage requirements, overtime, and other working conditions.

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

         EMPLOYEES. On December 31, 1997, the Company had 78 employees, of whom 12 were employed in the corporate office and 66 were employed in the seven Company Stores. Of the total employees in the Company Stores, 9 were employed as salaried managers and 57 were employed as hourly food handlers. The Company has never experienced a work stoppage and believes its employee relations to be good. No employee of the Company is represented by a union.

ITEM 2.  PROPERTIES.

         The Company leases retail locations for its restaurant operations as described below:


                     Monthly            Approximate              Lease         Optional Renewal
Location             Rental           Square Footage        Expiration Date     Period (years)
--------             ------           --------------        ---------------     --------------
Anaheim Hills       $ 3,465                2,100             January 2000             10
Corona                4,153                2,500              March 2001              10
Downey                3,475                1,000             January 1998              0
Glendale              2,773                1,470              March 1999               0
Glendora              2,214                1,000              April 1998               5
La Crescenta          3,505                1,400             January 1999              0
Long Beach            3,168                1,200               May 1998                5
                    -------
    Total           $22,753
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

         The Company's principal executive office is located in Anaheim, California in a 650 square foot facility which is leased through October 1998, at the rate of approximately $2,500 per month from CKE.

         The Company is also the primary lessee of four facilities, formerly occupied by the Company, which have been subleased to unrelated third parties. A 2,800 square foot facility in Newport Beach, California is leased through June 1998 with payments of approximately $5,200 per month and is subleased by the Company through the lease term for approximately $4,800 per month. An 8,800 square foot facility also in Newport Beach, California is leased through September 2000 for payments of approximately $16,000 per month and is subleased by the Company through the lease term for approximately $16,000 per month. A 20,000 square foot building in Anaheim, California is leased through May 1998 for payments of approximately $9,200 per month, substantially all of which is subleased by the Company through the lease term for approximately $8,700 per month. The Company continues to utilize approximately 500 square feet of the Anaheim facility. A 5,300 square foot facility which is leased through July 1998 at the rate of $9,300 per month and is subleased by the Company through the lease terms for an amount in excess of the Company's obligation

ITEM 3.  LEGAL PROCEEDINGS.

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


                                          SALES PRICE
                                          -----------
                                        HIGH        LOW
                                        ----        ---
                    1996
                    ----
             1st    Quarter            10-5/8      6-7/8
             2nd    Quarter            10-3/8      6
             3rd    Quarter             8-1/2      5-3/4
             4th    Quarter             7-3/8      5-1/2

                    1997
                    ----
             1st    Quarter             8-1/8      6-3/8
             2nd    Quarter             6-1/4      4-3/4
             3rd    Quarter            14-3/8      4-7/8
             4th    Quarter            14-1/4      9-1/2


         The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On December 31, 1997, the approximate number of record holders of the Company's common stock was 209; however, the Company believes that the number of beneficial owners exceeds 1,000 persons.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the five years ended December 31, 1997 is derived from the Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The data has been adjusted to take into account the discontinuance of the Commissary operations in the fourth quarter of 1992.


                                                               YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                             1997          1996        1995         1994         1993
                                           --------      -------      -------      -------     --------
                                           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
Revenues                                     $5,380      $ 4,994      $ 6,599      $ 6,612      $ 5,469

Total expenses excluding litigation
   settlement and related costs              (4,526)      (5,042)      (7,716)      (8,287)      (6,351)

Litigation settlements and related costs          -            -         (805)      (2,869)      (4,195)

Income (loss) from continuing operations        854          (48)      (1,922)      (4,544)      (5,077)

Income on disposal of
   commissary operations                          -            -            -            -           87

Net income (loss)                               854          (48)      (1,922)      (4,544)      (4,990)



Basic net income (loss) per share from
   continuing operations                       0.13         (0.01)      (0.31)       (0.87)       (1.03)

Diluted net income (loss) per share from
   continuing operations                       0.11         (0.01)      (0.31)       (0.87)       (1.03)


Basic net income (loss) per share              0.13         (0.01)      (0.31)       (0.87)       (1.01)

Diluted net income (loss) per share            0.11         (0.01)      (0.31)       (0.87)       (1.01)


Basic weighted average shares             6,471,262     6,356,287   6,161,244    5,208,008    4,941,145
   outstanding

Diluted weighted average shares           7,751,921     6,356,287   6,161,244    5,208,008    4,941,145
   outstanding

Total assets                                  4,802         3,462       3,277        4,267        5,007

Long-term debt                                    -            15          25            8           11



         No dividends were paid or declared during the five years ended December 31, 1997.

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

         Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996. Total revenues from operations for the year ended December 31, 1997 were $5,380,000, an increase of 8% from $4,994,000 earned in the comparable period in 1996. Revenues for the years ended December 31, 1997 and 1996, respectively, included $3,019,000 and $2,988,000 from restaurant operations, $1,229,000 and $1,069,000 from royalties, $409,000 and $390,000 from franchise fees, $495,000 and $349,000 from other sources, $143,000 and $105,000 from interest income, and $85,000 and $93,000 from frozen food operations.

         Revenues from restaurant operations for 1997 increased 1% to $3,019,000 compared to $2,988,000 earned in 1996, as the result of an increase in same store sales. Store-operating months decreased to 84 in 1997 from 86 in 1996. The Company anticipates revenues from restaurant operations in 1998 to remain consistent with revenues from 1997. At December 31, 1997 and 1996, respectively, seven Company Stores were open (including the one consolidated partnership-owned store in both years).

         Revenues from franchise royalties increased 15% to $1,229,000 for the year ended December 31, 1997 from $1,069,000 earned in the comparable period in 1996. Royalties from dual-concept Franchise Stores range from 3% to 4% of Green Burrito sales while royalties from free-standing Franchise Stores are typically 5% of sales. The following table is a summary of Franchise Store activity during 1997 and 1996.


                                                     1997                1996
                                                   ---------           --------
      DUAL-CONCEPT FRANCHISE STORES
      Stores at beginning of year                         84                 41
      Stores opened during year                           53                 59
      Stores closed during the year                       (3)               (16)
                                                    --------           --------
      Stores at end of year                              134                 84
                                                    ========           ========

      Number of dual-concept
        Franchise Store operating months               1,291                833
                                                    ========           ========

      Royalty income                                $579,000           $387,000
                                                    ========           ========

      FREE-STANDING FRANCHISE STORES
      Stores at beginning of year                         43                 47
      Stores closed during the year                       (3)                (4)
                                                    --------           --------
      Stores at end of year                               40                 43
                                                    ========           ========

      Number of free-standing
          Franchise Store operating months               503                532
                                                    ========           ========

      Royalty income                                $650,000           $682,000
                                                    ========           ========



         Royalty income from dual-concept Franchise Stores for the year ended December 31, 1997 increased $192,000, to $579,000 in 1997 from $387,000 earned in 1996, as the result of the increase in store operating months to 1,291 in 1997 compared with 833 in 1996. The increase in store operating months is the result of a net increase of 50 dual-concept franchise stores during 1997. The net increase of 50 dual-concepts stores in 1997 is the result of 52 CKE openings plus 1 Long John Silver opening, less 3 WSMP closings. Royalty income from free-standing Franchise Stores for the year ended December 31, 1997 decreased $32,000 from the amount earned in 1996 as a result of the reduction in store-operating months. The store operating months decreased as a result of the closure of 3 stores. The Company anticipates royalties earned from dual-concept Franchise Stores to grow in 1998 while royalties earned in 1998 from free-standing Franchise Stores are anticipated to remain comparable to 1997 royalties.

         Revenues from franchise fees increased 5% to $409,000 for the year ended December 31, 1997 from $390,000 earned in the comparable period in 1996, primarily due to the opening of 53 dual-concept stores during 1997 as compared to a net 44 openings in 1996. Although there were 59 openings in 1996, the 15 Hardee's store openings were considered "test stores" and did not pay any franchise fees. Franchise fees from dual-concept stores range from $5,000 to $7,500 per store. At a minimum, the Company expects to earn franchise fees in the year ended December 31, 1998 at a level comparable to 1997.

         Revenues from other sources increased $145,000 to $494,000 for the year ended December 31, 1997 from $349,000 earned in the comparable period in 1996. Included in other revenue are volume incentives received from various vendors.

         Revenues from frozen food operations decreased 9% to $85,000 for the year ended December 31, 1997 from $93,000 earned in the comparable period in 1996. Late in the second quarter of 1995, the Company made a strategic decision to discontinue its retail frozen burrito business for the time being while the Company focuses on other growth plans. The Company is continuing to sell a small quantity of frozen burritos through various channels, but is not actively pursuing the development of this business.

         On an aggregate basis, cost of sales from restaurant operations (food, packaging, payroll and other employee benefits), expressed as a percentage of sales, averaged 65% for December 31, 1997 and 67% for 1996. Cost of sales for the years ended December 31, 1997 and 1996, respectively, included $1,077,000 and $1,132,000 from food and packaging and $871,000 and $880,000 from payroll and other employee benefits. The favorable decrease in cost of sales was the direct result of lower food and packaging costs negotiated with vendors in 1997.

         On an aggregate basis, occupancy and other operating costs (including utilities, housekeeping, liability insurance, repairs and maintenance, and other miscellaneous items), expressed as a percentage of sales, averaged approximately 27% for both the years ended December 31, 1997 and 1996. Occupancy and other operating costs for the years ended December 31, 1997 and 1996 totaled $821,000 and $810,000, respectively.

         The frozen foods division incurred operating costs of $76,000 and $81,000 resulting in income of $9,000 and $12,000 for the years ended December 31, 1997 and 1996 respectively.

         General and administrative expense for the years ended December 31, 1997 and 1996 was $1,667,000 and $2,123,000, respectively, representing 31% and 43% of total revenue for each respective year. The decrease in general and administrative expenses is primarily the result of decreased corporate expenses relating to the change of control and relocation and downsizing of the corporate office and staff.

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

         Revenues from restaurant operations for 1996 decreased 38% to $2,988,000 compared to $4,818,000 earned in 1995, as a result of a decrease in store-operating months to 86 in 1996 from 144 in 1995. This decrease in store-operating months is due to the sale of five Company stores in late 1995 and the closure of one Company store in February 1996. In addition, same-store sales decreased 4%. Management believes same-store sales decreased primarily because of increased competition from new fast-food restaurant openings in close proximity to the Company Stores. At December 31, 1996 and 1995, respectively, seven and eight Company Stores were open (including the one consolidated partnership-owned store in both years).

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



                                                       1996               1995
                                                     --------           --------
      DUAL-CONCEPT FRANCHISE STORES
      Stores at beginning of year                          41                  5
      Stores opened during year                            59                 37
      Stores closed during the year                       (16)                (1)
                                                     --------           --------
      Stores at end of year                                84                 41
                                                     ========           ========

      Number of Dual-concept
        Franchise Store operating months                  833                220
                                                     ========           ========

      Royalty income                                 $387,000           $ 78,000
                                                     ========           ========


      FREE-STANDING FRANCHISE STORES
      Stores at beginning of year                          47                 45
      Stores closed during year                            (4)                (3)
      Stores purchased from Company by franchisee           -                  5
                                                     --------           --------
      Stores at end of year                                43                 47
                                                     ========           ========

      Number of Free-standing
        Franchise Store operating months                  532                540
                                                     ========           ========

      Royalty income                                 $682,000           $767,000
                                                     ========           ========




         Royalty income from dual-concept Franchise Stores for the year ended December 31, 1996 increased $309,000, to $387,000 in 1996 from $78,000 earned in
1995, as the result of the increase in store operating months to 833 in 1996 compared with 220 in 1995. The increase in store operating months is the result of a net increase of 43 dual-concept franchise stores during 1996. The net increase of 43 dual-concepts stores in 1996 is the result of 43 CKE openings plus 15 Hardee's store openings and one WSMP opening, less 14 Rally's closings and two WSMP closings. However, the 15 Hardee's store openings are considered "test-stores" and do not earn royalties. Royalty income from free-standing Franchise Stores for the year ended December 31, 1996 decreased $85,000 over the amount earned in 1995 as a result of the reduction in store-operating months. The store operating months decreased as a result of the closure of four stores.

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

         On an aggregate basis, occupancy and other operating costs (including utilities, housekeeping, liability insurance, repairs and maintenance, and other miscellaneous items), expressed as a percentage of sales, averaged approximately 28% for both the years ended December 31, 1996 and 1995. Occupancy and other operating costs for the years ended December 31, 1996 and 1995 totaled $810,000 and $1,363,000 respectively.

         The frozen foods division incurred operating costs of $81,000 and $228,000 resulting in income of $12,000 and a loss of $8,000 for the years ended December 31, 1996 and 1995 respectively.

         General and administrative expense for the years ended December 31, 1996 and 1995 was $2,123,000 and $2,872,000, respectively, representing 43% and 44% of total revenue for each respective year. The decrease in general and administrative expenses is primarily the result of decreased legal and accounting fees. During 1995, a large amount of legal and accounting fees were incurred related to litigation settlements.

         There were no litigation settlements for the year ended December 31, 1996, compared with $805,000 for comparable period in 1995. In 1995, the Company incurred expenses of approximately $648,000 related to certain settlements with non-litigating franchisees and incurred other legal settlement costs totaling $157,000.

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

         Effect of Inflation. Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. This increase in the statutory minimum wage has not had a material impact on the Company's current operations as the majority of the Company's hourly employees have been paid in excess of the statutory minimum wage. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour and again increased on September 1, 1997 to $5.15 per hour. At September 1, 1997, approximately 20 of the 57 hourly employees are paid the California statutory minimum wage. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of Green Burrito stores.

         Liquidity and Capital Resources. The Company's cash and short-term investments increased $1,678,000 to $3,453,000 at December 31, 1997 compared to $1,775,000 at December 31, 1996, due to increases in cash flow from operations and issuances of common stock. Net cash provided by operating activities was $1,142,000 in 1997 as compared to $265,000 in 1996. The increase was attributed to improved operating results and collections of notes receivable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Consolidated Financial Statements and Schedule:

           Reports of Independent Certified Public Accountants..............................14

           Consolidated Balance Sheets as of December 31, 1997 and 1996.....................16

           Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995.................................................17

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995...........................................18

           Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995.................................................19

           Notes to Consolidated Financial Statements.......................................21

           Schedule II - Valuation and Qualifying Accounts..................................34



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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and
Shareholders of
GB Foods Corporation


We have audited the accompanying consolidated balance sheets of GB Foods Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Foods Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II of GB Foods Corporation for the years ended December 31, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be included therein.




/s/ GRANT THORNTON LLP


Irvine, California
January 30, 1998, except for
  Note 16 as to which the date
  is February 19, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors and
Shareholders of
GB Foods Corporation


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of GB Foods Corporation and its subsidiary (the "Company") for the year ended December 31, 1995. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.






/s/ CACCIAMATTA ACCOUNTANCY CORPORATION




Irvine, California
February 23, 1996

                              GB FOODS CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                                        December 31,
                                                            ----------------------------------
                                                                1997                   1996
                                                            ------------           -----------
Current assets

  Cash and cash equivalents                                 $  1,129,536           $   753,601
  Short-term investments                                       2,323,181             1,020,893
  Accounts receivable, net of allowance for doubtful
     accounts of $81,613 in 1997 and $75,613 in 1996             198,076               185,465
  Current portion of notes receivable                             78,703               179,583
  Other assets                                                   218,849                81,003
                                                            ------------          ------------

     Total current assets                                      3,948,345             2,220,545

Equipment and improvements, net                                  449,144               739,005
Notes receivable, net                                            338,763               399,098
Other assets                                                      65,379               103,448
                                                            ------------          ------------

                                                            $  4,801,631          $  3,462,096
                                                            ============          ============


                             LIABILITITES AND SHAREHOLDERS' EQUITY

Current liabilities

  Current installments of long-term debt                    $          -          $     10,538
  Accounts payable and accrued expenses                          283,668               359,329
  Accrued salaries, wages and employee benefits                  114,347               109,649
  Deferred franchise fees                                         25,000                12,500
                                                            ------------          ------------

     Total current liabilities                                   423,015               492,016

Long-term debt, less current installments                              -                14,835

Minority interest in consolidated partnership                     60,687                60,149

Commitments and contingencies

Shareholders' equity
  Common stock, $.08 par value, authorized 50,000,000
     shares; 6,571,485 and 6,440,414 shares issued and
     outstanding in 1997 and 1996, respectively                  525,719               515,232
  Additional paid-in capital                                  16,329,617            15,770,983
  Accumulated deficit                                        (12,537,407)          (13,391,119)
                                                            ------------          ------------

     Total shareholders' equity                                4,317,929             2,895,096
                                                            ------------          ------------

                                                            $  4,801,631          $  3,462,096
                                                            ============          ============





The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      Consolidated Statements of Operations



                                                              Years Ended December 31,
                                                     -----------------------------------------
                                                        1997           1996            1995
                                                     ----------     ----------     -----------
Revenues:
  Restaurant operations                              $3,018,949     $2,987,609     $ 4,818,483
  Royalties                                           1,229,498      1,069,190         845,059
  Franchise fees                                        409,253        389,392         322,165
  Frozen food operations                                 85,142         93,250         220,116
  Interest                                              143,097        105,299          88,795
  Other                                                 494,365        348,939         304,354
                                                     ----------     ----------     -----------

                                                      5,380,304      4,993,679       6,598,972
                                                     ----------     ----------     -----------
Restaurant operating costs:
  Food and packaging                                  1,077,433      1,132,226       1,794,864
  Payroll and other employee benefits                   870,533        879,830       1,442,601
  Occupancy and other operating costs                   820,704        810,437       1,363,245
Frozen food operating costs:
  Food and packaging                                     74,228         78,787         218,375
  Other operating costs                                   1,280          2,524           9,299
General and administrative                            1,667,063      2,123,068       2,871,507
Litigation settlements and related costs                      -              -         804,753
                                                     ----------     ----------     -----------

                                                      4,511,241      5,026,872       8,504,644
                                                     ----------     ----------     -----------
Income (loss) before minority interest in
  consolidated partnership                              869,063        (33,193)     (1,905,672)

Minority interest in consolidated partnership           (15,351)       (15,252)        (16,774)
                                                     ----------     ----------     -----------

Net income (loss)                                    $  853,712     $  (48,445)    $(1,922,446)
                                                     ==========     ==========     ===========


Basic net income (loss) per share                    $      .13     $     (.01)    $      (.31)
                                                     ==========     ==========     ===========

Diluted net income (loss) per share                  $      .11     $     (.01)    $      (.31)
                                                     ==========     ==========     ===========

Basic weighted average shares                         6,471,262      6,356,287       6,161,244
                                                     ==========     ==========     ===========

Diluted weighted average shares                       7,751,921      6,356,287       6,161,244
                                                     ==========     ==========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995



                                     Common Stock
                                ----------------------                                     Additional                     Total
                                 Number                     Litigation       Deferred        paid-in      Accumulated  shareholders'
                                of shares      Amount       settlements    compensation      capital       deficit         equity
                                ---------    ---------     ------------    ------------    -----------   ------------  -------------
Balance, December 31, 1994      5,671,556    $ 453,724     $  2,523,000    $   (52,175)    $11,780,200   $(11,420,228)   $3,284,521

  Settlement of litigation              -            -          648,000              -               -              -       648,000
  Issuance of common stock        108,000        8,640         (648,000)             -         639,360              -             -
  Issuance of common stock        400,000       32,000       (2,523,000)             -       2,491,000              -             -
  Issuance of common stock
    under stock option plans      105,128        8,410                -              -         358,154              -       366,564
  Amortization of stock awards          -            -                -         52,175               -              -        52,175
  Net loss                              -            -                -              -               -     (1,922,446)   (1,922,446)
                             ------------    ---------     ------------    -----------     -----------   ------------   -----------

Balance, December 31, 1995      6,284,684      502,774                -              -      15,268,714    (13,342,674)    2,428,814

  Issuance of common stock
    under stock option plans      155,730       12,458                -              -         502,269              -       514,727
  Net loss                              -            -                -              -               -        (48,445)      (48,445)
                             ------------    ---------     ------------    -----------     -----------    -----------    ----------

Balance, December 31, 1996      6,440,414      515,232                -              -      15,770,983    (13,391,119)    2,895,096

   Issuance of common stock
    under stock option plans      131,071       10,487                -              -         558,634              -       569,121
  Net income                            -            -                -              -               -        853,712       853,712
                             ------------    ---------     ------------    -----------     -----------   ------------    ----------

Balance, December 31, 1997      6,571,485    $ 525,719     $          -    $         -     $16,329,617   $(12,537,407)   $4,317,929
                             ============    =========     ============    ===========     ===========   ============    ==========





The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      Consolidated Statements of Cash Flows

                                                                Years Ended December 31,
                                                       -----------------------------------------
                                                           1997          1996           1995
                                                       -----------   -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                    $   853,712   $   (48,445)   $(1,922,446)
  Adjustments to reconcile net income (loss) to net
    cash flows provided by (used
    in) operating activities:
      Litigation settlements                                     -             -        648,000
      Stock issued in exchange for services                      -             -         39,130
      Amortization of stock awards                               -             -         52,175
      Provision for doubtful accounts                          790        87,663         84,051
      Depreciation and amortization                        296,857       344,573        438,453
      Minority interest in consolidated partnership         14,210        15,252         16,774
      Loss on disposal of equipment and improvements             -       154,123         65,072
  Changes in operating assets and liabilities:
      Accounts and current notes receivable                 67,680      (100,209)      (171,421)
      Other current assets                                (150,926)       44,838         25,831
      Non-current notes receivable                          80,135        40,867         10,608
      Other non-current assets                              38,069        (3,330)         9,079
      Accounts payable and accrued expenses                (75,661)     (203,080)       (52,891)
      Salaries, wages and employee benefits                  4,698           450         (5,103)
      Deferred franchise fees                               12,500       (67,500)       (95,000)
                                                       -----------   -----------    -----------


         Net cash provided by (used in)
           operating activities                          1,142,064       265,202       (857,688)
                                                       -----------   -----------    -----------

Cash flows from investing activities:
      Proceeds from short-term investments               5,175,131     2,082,108       1,921,481
      Purchases of short-term investments               (6,477,419)   (2,339,171)     (1,304,313)
      Proceeds from equipment and improvements              69,209        76,351         207,727
      Expenditures for equipment and improvements          (63,126)      (36,319)       (494,241)
                                                       -----------   -----------    ------------

         Net cash provided by (used in) investing
           activities                                   (1,296,205)     (217,031)        330,654
                                                       -----------   -----------    ------------


Cash flows from financing activities:
      Proceeds from long-term debt                               -             -          31,098
      Repayments of revolving line of credit
        and long-term debt                                 (25,373)      (10,202)        (11,645)
      Proceeds from issuance of common stock
          primarily under stock option plans               569,121       514,727         327,434
      Distributions to minority partner                    (13,672)      (15,823)        (17,695)
                                                       -----------   -----------    ------------

         Net cash provided by financing activities         530,076       488,702         329,192
                                                       -----------   -----------    ------------




                                                                   (continued)

                              GB FOODS CORPORATION
                Consolidated Statements of Cash Flows - Continued




                                                              Years Ended December 31,
                                                        ------------------------------------
                                                           1997           1996        1995
                                                        ----------      --------   ---------
  Net increase (decrease) in cash and
    cash equivalents                                       375,935       536,873    (197,842)

  Cash and cash equivalents at beginning of year           753,601       216,728     414,570
                                                        ----------      --------   ---------

  Cash and cash equivalents at end of year              $1,129,536      $753,601   $ 216,728
                                                        ==========      ========   =========



  Supplemental Information:

  Cash paid during the year for:
    Interest                                            $    1,266      $  2,719   $   2,234
    Income taxes                                        $    1,600      $  1,600   $   1,600

  Non-cash investing and financing activities:
    Assets sold for notes receivable                    $        -      $      -   $ 465,056



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

     Advertising costs
     -----------------
     Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $55,347, $56,913, and $86,873, respectively.

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

     Basic and diluted net income (loss) per share
     ---------------------------------------------
     Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


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

     The Company recognizes initial franchise fees when the related franchise store commences operations. Initial franchise fees currently range from $5,000 to $25,000 for each franchise restaurant pursuant to the respective franchise agreement.

     Following is a summary of franchise store activity:


                                                          1997          1996         1995
                                                      ------------   -----------  ----------
        Franchise stores at beginning of year              127            88          50
        Franchise stores opened during year                 53            59          37
        Franchise stores closed during year                 (6)          (20)         (4)
        Company stores sold to franchisee                    -             -           5
                                                      ------------   -----------  ----------

        Franchise stores at end of year                    174           127          88
                                                      ============   ==========   ==========

     As of December 31, 1997, CKE Restaurants, Inc. (CKE) owned and operated 115 dual-concept franchise stores. Franchise revenues generated from the CKE dual-concept franchise stores were approximately $942,000 for the year ended December 31, 1997, which represented approximately 18% of total revenues.

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


2.   Notes receivable
     ----------------

     Notes receivable consist of the following at December 31:


                                                           1997         1996
                                                         ---------   ---------
        Notes receivable                                 $ 499,835   $ 666,260
        Less allowance for doubtful notes                  (82,369)    (87,579)
                                                         ---------   ---------
                                                           417,466     578,681
        Less current portion of notes receivable           (78,703)   (179,583)
                                                         ---------   ---------
                                                         $ 338,763   $ 399,098
                                                         =========   =========



                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements

2.   Notes receivable (continued)
     ----------------------------

     Included in notes receivable at December 31, 1997 and 1996, is an installment note receivable totaling $384,197 and $454,829, respectively, from a franchisee and current shareholder who purchased the assets of and franchise rights to five Company-owned restaurants from the Company in October 1995. The note bears interest at 8% per annum and requires principal and interest payments of $8,009 until the note is paid in full in October 2002. The note is collateralized by the assets of the related restaurants and a pledge of company common stock.

     Also included in notes receivable at December 31, 1997 and 1996, is an installment note totaling $91,424 and $98,787, respectively. The note arose when the Company sold the assets of its restaurant located in Paramount, California and entered into a franchise agreement with the purchaser of the assets for a franchise fee of $10,000. The note bears interest at 8% per annum and is payable in monthly principal and interest installments of $1,250 until paid in full in May 2006. The note is substantially reserved as of December 31, 1997 and 1996.

3.   Equipment and improvements
     --------------------------

     Equipment and improvements, at cost, are as follows at December 31:


                                                           1997           1996
                                                       -----------    -----------
        Vehicles                                       $    53,460    $   124,644
        Equipment, furniture and fixtures                1,174,602      1,200,109
        Leasehold improvements                             735,063        884,884
                                                       -----------    -----------
                                                         1,963,125      2,209,637
        Less accumulated depreciation
         and amortization                               (1,513,981)    (1,470,632)
                                                       -----------    -----------
        Net equipment and improvements                 $   449,144    $   739,005
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

4.   Long-term debt
     --------------

     Long-term debt at December 31, 1996 was comprised of notes payable to banks at interest rates ranging from 7% to 9%, which were collateralized by automobiles. All the notes were paid off during 1997.

5.   Minority interest
     -----------------

     Green Burrito-Glendora #21, a California limited partnership ("GB-Glendora") comprised of the Company and one other limited partner, owns and operates a Green Burrito store located in Glendora, California. The Company has controlling interest in GB-Glendora and accordingly, the related assets, liabilities and results of operations are consolidated. The limited partner's ownership interest in the store is recorded as minority interest. The limited partner has a non-cumulative preference on cash distributions of $8,280 per year against the limited partner's 23.9% interest in the profits of the store. GB-Glendora had net income of $48,910, $53,064 and $59,403 in 1997, 1996 and 1995, respectively.

                                                                    (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements


6.   Income taxes
     ------------

     A reconciliation between the actual income tax provision (benefit) and the federal statutory rate follows:


                                              1997                 1996                 1995
                                        ----------------      ---------------    ----------------
                                         Amount      %         Amount     %       Amount      %
                                        --------   -----      --------  -----    --------   -----
    Computed income tax provision
      (benefit) at statutory
      rate                              $ 290,000    34%      $(16,000)  (34%)   $(654,000)  (34%)
    Operating loss (with) without
      current tax benefit                (290,000)  (34%)       16,000    34%      654,000    34%
                                        ---------   ----      --------   ----    ---------   ----

    Income tax benefit                  $       -      -      $      -      -    $       -      -
                                        =========   ====      ========   ====    =========   ====


     At December 31, 1997, the Company had a net operating loss carryforward for federal tax purposes of approximately $11,906,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $5,694,000 for state tax purposes which will expire if unused between 1999 and 2002.

     A valuation allowance has been recognized for 1997 and 1996 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1997, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

     Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:


                                                   1997                  1996
                                               -----------           -----------
        Net operating loss carryforwards       $ 4,381,000           $ 4,756,000
        Receivables and other reserves              65,000                65,000
        Other                                       53,000                67,000
                                               -----------           -----------
           Current deferred tax assets           4,499,000             4,888,000
        Depreciation                               236,000               325,000
                                               -----------           -----------
                                                 4,735,000             5,213,000
        Valuation allowance                     (4,735,000)           (5,213,000)
                                               -----------           -----------
        Total deferred tax assets              $         -                     -
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



                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements

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

     Under the Stockholder Rights Agreement, the Company's stockholders (with the exception of the Company's former Chief Executive Officer and Chairman, his related interests, and current holders of warrants to purchase 1,000,000 or more shares of the Company's common stock) received one right for each outstanding share of the Company's common stock. Each right entitles its holder to buy one share of the Company's common stock at an exercise price of $29. The Company can redeem the rights at $.001 each at any time before a non-exempt person acquires 15% of the Company's common stock. The rights will trade with, and are not detachable from, the Company's common stock until the rights become exercisable.

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

     In May 1995, the Company authorized a common stock purchase warrant agreement with Rally's Restaurants, Inc. ("Rally's") as part of the consideration for entering into a development agreement with the Company. The conditional warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share expiring June 7, 2005. Exercisability was contingent upon Rally's compliance with the development agreement. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement. Consequently, the 1,000,000 common stock purchase warrants that were granted to Rally's were canceled.


                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements

9.   Issuance of common stock and common stock purchase warrants (continued)
     -----------------------------------------------------------------------


     In May 1995, in recognition of extraordinary personal efforts in connection with the negotiations of the settlement and development agreement with CKE, and the development agreement with Rally's, and in accordance with the incentive component of the Company's compensation philosophy for its former President and Chief Executive Officer, the Company issued a common stock purchase warrant to its then President and Chief Executive Officer. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.00 per share expiring May 1, 2005.

     On July 22, 1997, Fidelity National Financial, Inc. ("Fidelity") purchased 1,000,000 shares of Common Stock of GB Foods Corporation (the "Company") from the former Chief Executive Officer and principal stockholder ("Controlling Shareholder"), for a purchase price of $5,000,000 cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Company's Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's Common Stock, of which 1,500,000 are immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 are immediately exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants were purchased for $600,000 cash and expire November 23, 2002; the $7.00 Warrants were purchased for $100,000 cash and expire May 1, 2005. Simultaneously with the closing of the transaction Fidelity transferred 30,000 Warrants with an exercise price of $5.00 to its investment advisor.

     In a separate transaction, Fidelity also acquired 1,000,000 Warrants exercisable at $7.50 per share (the "$7.50 Warrants") from the aforementioned law firm which had provided services to the Company. The purchase price of the $7.50 Warrants was $100,000 cash. The $7.50 Warrants expire May 1, 2005.

     As a result of the purchase of the Shares and the Warrants, Fidelity beneficially owns 42.1% of the Company, based on 6,571,485 shares outstanding at December 31, 1997 and including the Warrants pursuant to which Fidelity has the right to acquire an additional 3,470,000 shares. In conjunction with the Fidelity purchases, three of the Company's Directors have resigned which included both the Chief Executive Officer and Chief Financial Officer of the Company. Key officers of Fidelity have filled the Director and Officer vacancies.

     In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These restricted shares continue to be included in shares outstanding. As of December 31, 1996, 178,571 shares were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1997. On May 5, 1997, the Board of Directors extended the terms of the escrow through June 30, 1998.

     Warrant transactions for 1997, 1996 and 1995 described above are as follows:


                                 1997                       1996                        1995
                         ----------------------    -----------------------    -------------------------
                                      Weighted                   Weighted                    Weighted
                                       average                   average                      average
                                      exercise                   exercise                    exercise
                          Shares        price      Shares         price         Shares         price
                        -----------   --------   ------------    ---------    ---------      ----------
    Warrants
      outstanding
      January 1, ..       4,000,000      $6.12      5,000,000       $6.40      2,000,000         $5.00
    Granted.........              -          -              -           -      3,000,000          7.33
    Canceled........              -          -     (1,000,000)       7.50              -             -
                        -----------              ------------                  ---------
    Warrants
      outstanding
      December 31,..      4,000,000      $6.12      4,000,000       $6.12      5,000,000         $6.40
                        ===========              ============                  =========


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

     Incentive stock option plan
     ---------------------------
     In 1989, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("ISOP"). Under the ISOP, all key employees, including officers and directors (who are also employees) of the Company are eligible to receive options to purchase up to an aggregate of 125,000 shares for any one person. To be eligible to receive options under the ISOP, an employee must have been a full-time employee in good standing with the Company for one year. The total number of options authorized under the plan is 312,500. During 1995, the Company granted options for the purchase of 44,000 shares of the Company's common stock to employees. The exercise price of the options were $5.75. As of December 31, 1997, the Company has 77,555 options available for future grant under the plan.

     Non - qualified stock option plan
     ---------------------------------
     In October 1989, the Company adopted a non-qualified stock option plan (the "NQSOP") for directors who are not full-time employees of the Company and individuals who act as consultants to the Company or who are actively involved in the development of the business of the Company. The plan provides for the issuance of a maximum of 125,000 shares of Company common stock at the market price thereof on the date of grant. Each option lapses, if not previously exercised or extended, on the tenth anniversary of the date of grant or 90 days after the optionee has terminated continuous activity with the Company. As of December 31, 1997, there are no remaining options available for grant under this plan.

     Other options issued
     --------------------

     On December 23, 1997, the Company granted an option for the purchase of 50,000 shares of the Company's common stock at its market price of $10.38 per share to an officer of the Company. The shares vest one year from the date of grant.

     On August 26, 1997, the Company granted options for the purchase of 445,000 shares of the Company's common stock at its market price of $8.63 per share to officers and directors of the Company. The shares vest one year from the date of grant.

     In October 1996, the Company granted options for the purchase of 100,000 shares of Company common stock at $6.50 per share to an officer and director of the Company, with 50,000 shares vesting immediately, and 50,000 shares vesting one year from the date of grant. The officer resigned in July 1997 and the unvested shares were immediately vested. No options have been exercised.

     During 1995, the Company also granted options for the purchase of 260,000 shares of Company common stock to other directors, officers and consultants that immediately vested. The exercise price of the options ranged from $5.75 to $7.00.


                                                                    (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements

10.  Stock-based compensation plans (continued)
     ------------------------------------------

     Combined plan transactions for 1997, 1996 and 1995 for the ISOP's, NQSOP's, and other options described above are as follows:


                                 1997                       1996                        1995
                         ----------------------    -----------------------    -------------------------
                                      Weighted                   Weighted                    Weighted
                                       average                   average                      average
                                      exercise                   exercise                    exercise
                           Shares      price         Shares       price         Shares         price
                        -----------   ---------    ---------    ----------    -----------    ----------
    Options
      outstanding
      January 1, ..        634,083       $5.66       705,167       $5.00        426,224         $3.63
    Granted.........       495,000        8.80       100,000        6.50        304,000          6.78
    Canceled........             -           -        (1,667)       5.75         (2,000)         5.75
    Exercised.......      (131,071)       4.34      (169,417)       3.45        (23,057)         2.95
                        -----------                ---------                  -----------
    Options
      outstanding
      December 31,..       998,012       $7.39       634,083       $5.66        705,167         $5.00
                        ===========                =========                  ============



     The following information applies to options outstanding at December 31, 1997:


                                Options Outstanding                      Options Exercisable
                   -----------------------------------------------    --------------------------
                                      Weighted
                                       average         Weighted                        Weighted
                                      remaining         average                        average
                      Number         contractual       exercise          Number        exercise
                    outstanding     life (years)         price        exercisable       price
                   ------------     -------------      --------       -----------      ---------
      Range of
      exercise
      prices
      $1.80 - $2.70      48,388                 2           $1.80           48,388        $1.80
      $2.71 - $4.05      42,000                 4            3.46           42,000         3.46
      $4.06 - $6.08      30,000                 4            5.75           30,000         5.75
      $6.09 - $7.00     382,624                 7            6.82          382,624         6.82
      $7.01 - $8.63     445,000                10            8.63                -            -
      $8.64 - $10.38     50,000                10          $10.38                -            -
                    ------------                                      -------------
                        998,012                                            503,012        $5.99
                    ============                                      =============






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

     Had compensation cost for the plan been determined based on the fair value of options and warrants at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:


                                               1997          1996             1995
                                              -------      ---------      -----------
Net income (loss)
  As reported                                 $853,712     $ (48,445)     $(1,922,446)
  Pro forma                                   $216,867     $(154,989)     $(8,861,577)

Basic earnings per share
  As reported                                      .13          (.01)            (.31)
  Pro forma                                        .03          (.02)           (1.44)

Diluted earnings per share
  As reported                                      .11          (.01)            (.31)
  Pro forma                                        .03          (.02)           (1.44)



     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996, and 1995:

     Expected life (years)...........          3 - 10
     Risk-free interest rate ........             5.5%
     Volatility......................        30% - 70%

     The weighted fair value of options granted during the years ended December 31, 1997, 1996, and 1995 for which the exercise price approximated the market price on the grant date was $3.22, $1.86, and $5.37 respectively.

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


                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements


11.   Basic and diluted net income (loss) per share
      ---------------------------------------------

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                                      December 31,
                                               ----------------------------------------------------------
                                                     1997                 1996                 1995
                                               -----------------    ------------------    ---------------
     Basic Earnings per share:
     -------------------------

     Numerator
     ---------
         Net income (loss)                     $     853,712        $      (48,445)       $  (1,922,446)
                                               =================    ==================    ===============

     Denominator
     -----------
        Basic weighted average number of
        common shares outstanding during the
        period                                     6,471,262             6,356,287            6,161,244
                                               =================    ==================    ===============

     Basic net income (loss) per share         $         .13        $         (.01)       $        (.31)
                                               =================    ==================    ===============

     Diluted Earnings per share:
     ---------------------------

     Numerator
     ---------
        Net income (loss)                      $     853,712        $      (48,445)       $  (1,922,446)
                                               =================    ==================    ===============

     Denominator
     -----------
        Basic weighted average number of
        common shares outstanding during the
        period                                     6,471,262             6,356,287            6,161,244

     Incremental common shares
     attributable to exercise of:
                  outstanding options                140,225                     -                    -
                  outstanding warrants             1,140,434                     -                    -
                                               -----------------    ------------------    ---------------
                                                   1,280,659                     -                    -

                                               -----------------    ------------------    ---------------
     Diluted weighted average shares               7,751,921             6,356,287            6,161,244
                                               =================    ==================    ===============

     Diluted net income (loss) per share       $         .11        $         (.01)       $        (.31)
                                               =================    ==================    ===============



12.  Other related party transactions
     --------------------------------

     During 1994, an officer and director (who resigned his positions with the Company in June 1994), purchased three existing Franchise Stores paying the Company a $2,500 transfer fee for two of the stores and paying no transfer fee for the third. The Company's standard transfer fee is $5,000. Further, the royalty fee for one of these stores was waived by the Company from September 1, 1994 through February 28, 1995, while the royalty fee for another was waived from September 1, 1994 through August 31, 1995. The third store pays the standard 5% royalty fee. A director of the Company provided legal services to the Company valued at $55,261, $48,467 and $95,055 during 1997, 1996 and 1995, respectively.



                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements


13.  Commitments and contingencies
     -----------------------------

     The Company's executive offices and all properties used for restaurant operations are leased under operating leases expiring on various dates through 2001. Certain leases require payment of contingent rentals based upon a percentage of restaurant sales. No contingent rentals were required in 1997, 1996, or 1995.

     In October 1997, the Company relocated the Corporate office and signed a new one year lease. The old office has been subleased for an amount greater than the Company's current obligation.

     As of December 31, 1997, future minimum rental payments and sublease income under all non-cancelable operating leases for years ending December 31 are as follows:


                    Rental            Sublease
                   Payments            Income
                -------------        ----------
 1998           $     599,417        $  383,494
 1999                 358,793           234,569
 2000                 222,484           150,921
 2001                  14,015                 -
 2002                       -                 -
                -------------        ----------
                $   1,194,709        $  768,984
                =============        ==========

     Rental expense under all agreements for the years ended December 31, 1997, 1996, and 1995 was $383,674, $489,046, and $624,787, respectively. Sublease rental income for the years ended December 31, 1997, 1996 and 1995 was $383,405, $167,556 and $115,163 respectively.

     The Company sold five operating restaurants in 1995 and one in 1993 and assigned the related leases to the respective purchasers. The Company remains liable pursuant to the original lease agreements under the respective leases in the event of a default by the purchasers. Following is a summary of the Company's commitment pursuant to these leases.


                        Rental
                       Payments
                      -----------
       1998           $   210,028
       1999               197,400
       2000               152,900
       2001                20,000
       2002                13,600
       Thereafter               -
                      -----------
                      $   593,928
                      ===========

     The Company has not incurred expenses in any of the years presented related to these assigned leases.

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position or results of operations.

14.  Fair value of financial instruments
     -----------------------------------

     The carrying amount of the Company's financial instruments approximates their estimated fair value at December 31, 1997 and 1996. The fair value of cash and cash equivalents was based on the carrying value of such assets. The estimated fair value of short-term investments were based on quoted market prices. The fair value of notes receivable and long-term debt, were estimated based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements

15.  Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has determined that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

16.  Subsequent Events
     -----------------

     On December 12, 1997, the Company announced the execution of a letter of intent to acquire all the outstanding capital stock of Timber Lodge Steakhouse, Inc. ("TBRL"). TBRL is a public company traded on Nasdaq under the symbol TBRL and is the operator of the Timber Lodge Steakhouse family-style restaurants. As of December 31, 1997, TBRL was operating a total of 16 restaurants which were located in the states of Minnesota, Wisconsin, Illinois, Western New York and South Dakota. TBRL's revenues and net income for the fiscal year ended January 1, 1997 were $20,637,000 and $983,000 respectively.

     On January 20, 1998, the Company executed a definitive Agreement and Plan of Merger ("Merger Agreement") with TBRL, pursuant to which the Company will acquire one hundred percent of the outstanding capital stock of TBRL. The parties expect to close the transaction in April 1998. Under the terns of the agreement, each share of TBRL common stock will be converted into the right to receive .80 of a share of the Company's common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of $14.00 on the high end and $7.50 on the low end. If the Company's average closing common stock price during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock Price is less than $7.50, the Company may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

                                                                     (continued)

                              GB FOODS CORPORATION
                   Notes to Consolidated Financial Statements


16.  Subsequent Events (continued)
     -----------------------------

     The Merger is subject to certain customary conditions, including (i) Fairness Opinions; (ii) approvals from the shareholders of the Company and TBRL; and (iii) the parties obtaining all regulatory approvals, including the Securities and Exchange Commission declaring effective a Registration Statement covering the shares of the Company's common stock to be issued in the Merger. The Merger is also subject to the purchase by TBRL from CKE Restaurants, Inc. ("CKE") (NYSE:CKR) or its affiliate of between twelve
     (12) and (20) JB's Restaurants for conversion to Timber Lodge Steakhouse restaurants. In this regard, CKE has agreed under the Merger Agreement to negotiate in good faith with TBRL to consummate such purchase and sale. In addition, Fidelity National Financial, Inc. (NYSE:FNF) has agreed under the Merger Agreement that, subject to the approval of the Merger by TBRL's shareholders, it will exercise currently outstanding warrants to purchase shares of the Company's common stock for a cash purchase price aggregating not less than $5,000,000. The Company plans to utilize such proceeds, in part, for the conversion of the JB's Restaurants acquired by TBRL into Timber Lodge Steakhouse restaurants. The Chairman and Chief Executive Officer of Fidelity is also the Chairman and Chief Executive Officer of CKE.

     On February 19, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company shall acquire one hundred percent (100%) of the issued and outstanding capital stock of JB's Restaurants, Inc. ("JB's"), a wholly owned subsidiary of CKE. Under the Agreement, GBFC shall acquire JB's for one million (1,000,000) shares of GBFC Common Stock. GBFC and CKE anticipate that the acquisition will Close on or before March 1, 1998. At the Closing, the business of JB's shall be comprised of forty-eight (48) JB's company-owned restaurants, twenty (20) JB's franchise restaurants, and four (4) Galaxy diner restaurants. The acquisition is subject to certain conditions, including the satisfactory completion of due diligence, delivery by CKE and the approval by GBFC of certain disclosure schedules, the issuance of Fairness Opinions, approvals from the respective Boards of Directors of GBFC and CKE, regulatory approvals, the closing of the previously announced acquisition of twelve (12) JB's restaurants by Star Buffet, Inc., the upstream transfer by way of dividend of sixteen (16) JB's restaurants and certain other assets to CKE. It is the intent of the parties that the transaction qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

                              GB FOODS CORPORATION


Schedule II    VALUATION AND QUALIFYING ACCOUNTS


                                                       Additions
                                         Balance at    charged to                              Balance
                                         beginning     costs and     Amounts                   at end
Description                              of period     expenses    written-off     Other      of period
-----------                             ------------   ---------   -----------    --------    ----------
Year ended December 31, 1997:
   Deducted from asset accounts:

    Allowance for doubtful accounts
      and notes                         $    163,192   $     790    $       -     $      -     $  163,982
                                        ============   =========    =========     ========     ==========

    Allowance for deferred tax assets   $  5,213,000   $(478,000)   $       -     $      -     $4,735,000
                                        ============   =========    =========     ========     ==========


Year ended December 31, 1996:
   Deducted from asset accounts:

    Allowance for doubtful accounts
      and notes                         $    196,918   $  87,663    $ (88,457)    $(32,932)     $  163,192
                                        ============   =========    =========     ========      ==========

    Allowance for deferred tax assets   $  5,178,000   $  35,000    $       -     $      -      $5,213,000
                                        ============   =========    =========     ========      ==========


Year ended December 31, 1995:
   Deducted from asset accounts:

    Allowance for doubtful accounts
      and notes                         $    242,455   $  84,051    $(129,588)    $      -      $  196,918
                                        ============   =========    =========     ========      ==========

    Allowance for deferred tax assets   $  4,476,000   $ 702,000    $       -     $      -      $5,178,000
                                        ============   =========    =========     ========      ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 28, 1996, the Company filed a Special Report on Form 8-K reporting the change of its principal accountants from Cacciamatta Accountancy Corporation (formerly known as SaddingtonoCacciamatta), to Grant Thornton LLP.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

    The following sets forth certain information for each director of the Company as of December 31, 1997.

                                Director
Name of Nominee          Age      Since     Position with the Company
---------------          ---    --------    -------------------------
William P. Foley, II     53       1997      Chairman and Director
Andrew F. Puzder         47       1997      Chief Executive Officer and Director
Frank P. Willey          44       1997      Director
Bruce H. Haglund         46       1989      Director
T.Anthony Gregory        59       1989      Director

         William P. Foley, II became Chairman of the Board and a Director of the Company in July 1997. Mr. Foley is also Chairman of the Board and Chief Executive Officer of Fidelity, a company engaged in title insurance and related services. Mr. Foley is also the Chairman of the Board and Chief Executive Officer of CKE, a company engaged in the fast food business. He is also a member of the Boards of Directors of Rally's, Checkers, Data Works Corporation and Micro General Corporation.

         Andrew F. Puzder became Chief Executive Officer and a Director of the Company in July 1997. Mr. Puzder also serves as an Executive Vice President and Chief Corporate Counsel for CKE. Mr. Puzder is also an Executive Vice President for Fidelity. Mr. Puzder has been with Fidelity since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991.

         Frank P. Willey became a Director in July 1997. He is also the President of Fidelity National Financial, Inc. and has been a director since February 1984. He was the General Counsel of Fidelity National Financial, Inc. from 1984 to January 1995. Mr. Willey also serves on the Boards of Directors of CKE, Southern Pacific funding Corporation, and Ugly Duckling Holdings, Inc.

         Bruce H. Haglund has served as a Director of the Company since 1989. Mr. Haglund is an attorney in private practice in Orange County, California and has been a principal in the law firm of Gibson, Haglund & Johnson since April 1994. He was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers from February 1991 to April 1994. From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund, and from 1980 to 1984 was an associate with the firm. He is also a director of Aviation Distributors, Inc.

         T. Anthony Gregory has served as a Director of the Company since 1989. Since 1962, Mr. Gregory has owned and operated U.S. Customs Air Bonded Warehouse. In June 1989, Mr. Gregory opened U.S. Customs Bonded Container and Freight Station, and in August 1989 opened Custom Air Trucking Company. Mr. Gregory was Vice President and Secretary of Equitable Saving & Loan Association, a holding company for several savings and loan companies from 1963 to 1965.



Executive Officers

         Andrew F. Puzder, see "Directors" above.

         Nicholas J. Caddeo, 51 has been an Executive Vice President and Chief Operating Officer of the Company since August 1992. Prior to joining the Company, he was employed for more than 20 years by Foodmaker, Inc., the corporate operator of Jack-in-the-Box restaurants, serving as a Regional Manager for the Los Angeles area from January 1985 to July 1992.

         Gary R. Nelson, 50 was appointed Executive Vice President, Chief Financial Officer in August 1997. Mr. Nelson also serves as the Senior Vice President of Mergers and Acquisitions for Fidelity National Title Insurance Company since 1992. Mr. Nelson previously served as the Senior Vice President, Chief Financial Officer and Treasurer of Fidelity National Financial, Inc. from 1988 to 1991. Mr. Nelson is a Certified Public Accountant.

         M'Liss Jones Kane, 45 was appointed Vice President-Secretary in August 1997. Mrs. Kane also serves as the Senior Vice President Corporate Cousel and Corporate Secretary for Fidelity National Financial, Inc. since 1995. Mrs. Kane also serves as Corporate Counsel and Assistant Secretary of CKE. Mrs. Kane previously served as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently in addition became Vice President, general Counsel of SPI Pharmaceuticals, Inc.

         Carl A. Strunk, 59 was appointed Executive Vice President, Finance in December 1997. Mr. Strunk also serves as Executive Vice President , Chief Financial Officer for CKE. He also serves as the Executive Vice President, Finance for Fidelity National Financial, Inc. and has been with Fidelity since 1992. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation of William P. Foley, II, the Company's Chairman of the Board and Director, Andrew F. Puzder, the Company's Chief Executive Officer, Nicholas J. Caddeo, the Company's Chief Operating Officer, and Gary R. Nelson, the Company's Chief Financial Officer, for each of the three years in the period ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation       Long-term Compensation
                                          -------------------       -----------------------
Name and Principal Position      Year     Salary     Other(1)           Stock       Options
---------------------------      ----     ------     --------           -----       -------
William P. Foley, II (2)         1997   $      0           0               0            0
    Chairman of the Board and    1996   $      0           0               0            0
    Director                     1995   $      0           0               0            0
Andrew F. Puzder (3)             1997   $      0           0               0            0
    Chief Executive Officer      1996   $      0           0               0            0
                                 1995   $      0           0               0            0
Nicholas J. Caddeo               1997   $ 92,900  $    9,600               0            0
    Chief Operating Officer      1996   $ 82,800  $   11,800               0            0
    and Executive Vice President 1995   $ 92,600  $   11,205               0            0
Gary R. Nelson (4)               1997   $ 10,000           0               0            0
    Chief Financial Officer and  1996   $      -           0               0            0
    Executive Vice President     1995   $      -           0               0            0


(1) The remuneration described in the table does not include the cost to the Company of benefit furnished to the named executive officer, including premiums for health insurance and other personal benefits provided to such individual that are extended to employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive officer named above did not receive other compensation in excess of the lesser of $25,000 or 10% of such cash compensation.
(2) Became Chairman of the Board and a Director in August 1997.
(3) Became Chief Executive Officer in August 1997.
(4) Became Chief Financial Officer in August 1997.


OPTIONS GRANTED IN FISCAL YEAR 1997

         During the fiscal year ended December 31, 1997, non-qualified stock options were granted to William P. Foley, II, Andrew F. Puzder, Nicholas J. Caddeo and Gary R. Nelson at an exercise price of $8.63 per share, 150,000, 100,000, 25,000 and 50,000 shares respectively. The options vest at the end of one year from issuance.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the number of options, both exercisable and unexercisable, held by each of the executive officers of the Company as of December 31, 1997 and the value of any in-the-money options, assuming that the value of the shares was $10.88, the fair market value of the Company's common stock on December 31, 1997.

                                                    Number of Securities
                                                   Underlying Unexercised       Value of Unexercised
                                                        Options at            In-the-Money Options at
                         Shares                       December 31, 1997           December 31, 1997
                        Acquired on     Value     -------------------------  -------------------------
                       Exercise (#) Realized ($)  Exercisable Unexercisable  Exercisable Unexercisable
                       ------------ ------------  ----------- -------------  ----------- -------------
William P. Foley, II        0           0                0      150,000              0      $337,500
Andrew F. Puzder            0           0                0      100,000              0      $225,000
Nicholas J. Caddeo          0           0            7,500       25,000        $81,563      $ 56,250
Gary R. Nelson              0           0                0       50,000              0      $112,500


COMPENSATION OF THE BOARD OF DIRECTORS

         The members of the Board of Directors who are not employees receive $1,000 for their attendance in person at Board meetings and $500 if they are present at a Board meeting telephonically. Members of the Board of Directors have also received nonstatutory stock options in the past in recognition of their service as members of the Board of Directors. Effective August 1997, Members of the Board of Directors were granted an annual grant of 20,000 options per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of December 31, 1997, relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, director nominee and officer of the Company and, (iii) all officers and directors of the Company as a group. Unless otherwise noted, each of the shareholders listed owns less than 1% of the outstanding common stock of the Company. The Company had 6,571,485 shares outstanding as of December 31, 1997.



  Name and Address of               Number of Shares          Percentage of Shares
Beneficial Owner (1) (2) (3)     Beneficially Owned (1)          Outstanding (4)
----------------------------     ----------------------       --------------------
Fidelity National Financial, Inc. (5) 4,509,500                       42.1%
17911 Von Karman Ave.
Irvine, CA  92614

William M. Theisen (6)                  769,826                       7.2%
c/o Business Ventures
210 Regency Parkway, Suite 12
Omaha, NE  68114

T. Anthony Gregory (7)                  127,661                       1.2%
25651 Paseo de la Paz
San Juan Capistrano, CA  92675

Bruce H. Haglund (8)                    115,794                       1.1%
2010 Main St., Suite 400
Irvine, CA  92614

Nicholas J. Caddeo (9)                   28,200                       0.3%

William P. Foley, II (10)                     0                       0.0%

All officers and directors            4,781,155                       44.6%
as a group (4 persons) (11)



(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 1997 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 1997 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 1200 North Harbor Blvd., Anaheim, California 92803.

(4) Assumes 10,712,373 shares outstanding, including 6,571,485 shares currently outstanding and 4,140,888 issuable upon exercise of presently exercisable stock options and warrants held by the above-listed shareholders.

(5) Includes 3,470,000 shares issuable upon the exercise of presently exercisable warrants on the basis of 10,712,373 shares outstanding as set forth in footnote 4 above.

(6) Includes 500,000 shares issuable upon the exercise of presently exercisable warrants. Also includes 107,286 shares held by Gemini Aviation and Marine Services, Inc. which is a corporation wholly owned by Mr. Theisen.

(7) Includes 74,194 shares issuable upon the exercise presently exercisable nonstatutory stock options.

(8) Includes 89,194 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(9) Includes 7,500 shares issuable upon the exercise of presently exercisable incentive stock options.

(10) Excludes the 4,509,500 beneficial ownership of all Fidelity shares as controlled by William P. Foley, II.

(11) Includes an aggregate of 170,888 shares issuable upon the exercise of presently exercisable stock options and all the Fidelity shares as controlled by William P. Foley, II..


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


Payments to Director for Professional Services

         The law firm of Gibson, Haglund & Johnson, of which Mr. Haglund, the Company's Secretary and a Director, is a principal, received compensation in the form of legal fees for services rendered to the Company in 1997 of $33,886.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report on Form 10-K:

    1.   Consolidated Financial Statements

         Report of Independent Certified Public Accountants................14
         Balance Sheets....................................................16
         Statements of Operations..........................................17
         Statements of Shareholders' Equity................................18
         Statements of Cash Flows..........................................19
         Notes to Financial Statements.....................................21

    2.   Schedule to Consolidated Financial Statements

         Schedule II - Valuation and Qualifying Accounts...................34

    3.   Index to Exhibits

         Exhibit 11  Calculation of Earnings per share.....................42




(b) Reports on Form 8-K

         On July 22, 1997, the Company filed a Special Report on Form 8-K regarding a change of control which occurred on July 22, 1997 when Fidelity National Financial Inc. purchased 1,000,000 shares of the Company's common stock and 3,500,000 common stock purchase warrants.

         On December 12, 1997, the Company filed a Special Report on Form 8-K announcing the execution of a Letter of Intent whereby the Company will acquire all the outstanding capital stock of Timber Lodge Steakhouses, Inc. a public company trading under the symbol TBRL on the Nasdaq Exchange.

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

                                             GB FOODS CORPORATION



                                             By: /s/ Andrew F. Puzder
                                                 -----------------------------
                                                 Andrew F. Puzder
                                                 Chief Executive Officer


Date: February 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                          Title                        Date


/s/ William P. Foley, II            Chairman of the Board,       February 19, 1998
---------------------------         Director
William P. Foley, II


/s/ Andrew F. Puzder                Chief Executive Officer,     February 19, 1998
---------------------------         Director
Andrew F. Puzder                    (Principal Executive Officer)


/s/ Gary R. Nelson                  Chief Financial Officer,     February 19, 1998
---------------------------         (Principal Financial and
Gary R. Nelson                      Accounting Officer)


/s/ Frank P. Willey                 Director                     February 19, 1998
---------------------------
Frank P. Willey


/s/ Bruce H. Haglund                Director                     February 19, 1998
---------------------------
Bruce H. Haglund


/s/ T. Anthony Gregory              Director                     February 19, 1998
---------------------------
T. Anthony Gregory


                              GB FOODS CORPORATION

                                INDEX TO EXHIBITS


The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references.

 3.1     Restated Certificate of Incorporation (3)
 3.2     Bylaws of the Company, as amended (1)
 4.1 Rights Agreement dated as of July 9, 1996 between GB Foods Corporation and American Securities Transfer Incorporated. All rights were redeemed on July 22, 1997 (6)
10.1 Incentive Stock Option Plan and form of Non-qualified Stock Option Agreement (1)
10.2 Non-qualified Stock Option Plan and form of Non-qualified Stock Option Agreement (1)
10.3     Form of Franchise Agreement (7)
10.4     Form of Dual-concept Franchise Agreement (7)
10.5     Green Burrito-Glendora #21 Limited Partnership Agreement (1)
10.6 Operations Support Agreement between GB Foods, Inc. and GB Franchise Corporation dated April 1, 1989 (1)
10.7 Office Lease between the Company and The Irvine Company dated July 1, 1994 (7)
10.8 Stock Purchase Agreement between William M. Theisen and the Company dated October 29, 1992, including Amendment to Stock Purchase Agreement dated November 4, 1992 and Second Amendment to Stock Purchase Agreement dated November 23, 1992 (4)
10.9 Amended Warrant Agreement and Form of Warrant Certificate between the Company and William M. Theisen dated November 23, 1992 (7)
10.10 Form of Irrevocable Proxy Agreement between Ruben M. Rodriguez, Gary A. McArthur, and Robert V. Gibson, as "Stockholders," and William M. Theisen (4)
10.11 Sub-Lease dated March 29, 1993 between the Company and T&J Sausage Kitchen, Inc. (5)
10.12 Warrant agreement dated May 1, 1995 between the Company and McGrath, North, Mullin & Kratz, P.C.The Warrant was purchased by Fidelity on July 22, 1997 (7)(9)
10.13 Stock Option Agreement between the Company and George J. Kubat dated October 3, 1996 (8)
10.14    Fidelity Stock and Warrant Purchase Agreements dated July 22, 1997 (9)
10.15 Letter of Intent to acquire stock of Timber Lodge Steakhouse dated December 12, 1997 (10)
11       Computation of earnings per share
17 Board of Directors Letters of Resignation dated July 22, 1997 for William M. Theisen, George L. Kubat, and Michael J. Scherr (9)
21       List of Subsidiaries of the Registrant (2)
27       Financial Data Schedule





 (1) Filed with the Company's Registration Statement on Form S-18, dated August 21, 1990, and incorporated by reference.
 (2) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
 (3) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated by reference.
 (4) Filed with the Company's Report on Form 8-K dated November 23, 1992, and incorporated by reference.
 (5) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference.
 (6) Filed with the Company's Report on Form 8-K for July 9, 1995 and incorporated by reference.
 (7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference.
 (8) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference
 (9) Filed with the Company's Report on form 8-K for July 22, 1997 and incorporated by reference
(10) Filed with the Company's Report on Form 8-K for December 12, 1997 and incorporated by reference