Form 10-Q
period 1998-03-31
GB FOODS CORP
filed 1998-05-15
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 14, 1998, the registrant had 6,576,485 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION
                                      INDEX


                                                                                Page
PART I.  FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 ............  3

Consolidated Statements of Operations for the three ended
March 31, 1998 and 1997 ........................................................  4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1998 and 1997 ........................................................  5

Notes to Consolidated Financial Statements......................................  6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION........  9


PART II.  OTHER INFORMATION

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K............................... 11

Signatures ..................................................................... 11

Part I.    FINANCIAL INFORMATION
Item 1:   Consolidated Financial Statements

                              GB FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 31,          December 31,
                                                                1998                 1997
                                                            (unaudited)
                                                           -------------         ------------
Current assets

  Cash and cash equivalents                                $     228,667         $  1,129,536
  Short-term investments                                       3,713,342            2,323,181
  Accounts and notes receivable, net                             295,042              276,779
  Other assets                                                   212,648              218,849
                                                           -------------         ------------

    Total current assets                                       4,449,699            3,948,345

Equipment and improvements, net                                  439,068              449,144
Notes receivable, net                                            244,118              338,763
Other assets                                                      95,282               65,379
                                                           -------------         ------------
                                                           $   5,228,167         $  4,801,631
                                                           =============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                    $     463,220         $    283,668
  Accrued salaries, wages and employee benefits                   83,289              114,347
  Deferred franchise fees                                         25,000               25,000
                                                           -------------         ------------

    Total current liabilities                                    571,509              423,015


Minority interest in consolidated partnership                     57,437               60,687

Shareholders' equity
  Common stock, $.08 par value, authorized 50,000,000
    shares; 6,576,485 and 6,571,485 shares issued and
    outstanding at March 31, 1998 and December 31,
    1997, respectively                                           526,119              525,719
  Additional paid-in capital                                  16,357,967           16,329,617
  Accumulated deficit                                        (12,284,865)         (12,537,407)
                                                           --------------        -------------
    Total shareholders' equity                                 4,599,221            4,317,929
                                                           -------------         ------------

                                                           $   5,228,167         $  4,801,631
                                                           =============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended March 31,
                                               -------------------------------
                                                    1998              1997
                                               ------------      -------------
Revenues:
  Restaurant operations                        $    698,607         $  737,499
  Franchise royalties                               261,208            274,486
  Franchise fees                                    139,326             60,709
  Interest                                           61,624             30,991
  Other                                             131,307            107,722
                                               ------------      -------------

                                                  1,292,072          1,211,407
                                               ------------      -------------

Restaurant operating costs:
  Food and packaging                                286,100            274,616
  Payroll and other employee benefits               223,082            208,790
  Occupancy and other                               211,876            197,604
General and administrative                          316,035            423,245
                                               ------------      -------------
                                                  1,037,093          1,104,255
                                               ------------      -------------

Income (loss) before minority
   interest in consolidated
   partnership                                      254,979            107,152

Minority interest in consolidated
  partnership                                        (2,437)            (7,896)
                                               ------------      -------------

Net income                                     $    252,542      $      99,256
                                               ============      =============


Basic earnings per share                       $        .04      $         .02
                                               ============      =============

Diluted earnings per share                     $        .03      $         .01
                                               ============      =============

Basic weighted average shares                     6,395,970          6,261,843
                                               ============      =============

Diluted weighted average shares                   7,813,151          7,194,907
                                               ============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1998           1997
                                                        -----------    -----------
Cash flows from operating activities:
    Net income                                          $   252,542    $    99,256
Adjustments to reconcile net income to net cash
    flows provided by (used in) operating activities:
       Depreciation and amortization                         62,223         87,316
       Write off of uncollectible accounts                  (23,613)        (3,600)
       Minority interest in consolidation partnership        (3,250)         3,888
Changes in operating assets and liabilities:
       Accounts and notes receivable                         99,995         22,534
       Accounts payable and accrued expenses                179,552        (13,627)
       Other assets                                         (26,972)       (56,495)
       Salaries, wages and employee benefits                (31,058)       (35,884)
       Deferred franchise fees                                    0        (12,500)
                                                        -----------    -----------
Net cash provided by operating activities                   509,419         90,888

Cash flows from investing activities:
      Proceeds from short-term investments                5,851,175        329,645
      Expenditures for short-term investments            (7,241,336)      (345,683)
      Expenditures for equipment and improvements           (48,877)       (24,365)
                                                        -----------    -----------
Net cash used in investing activities                    (1,439,038)       (40,403)
                                                        -----------    -----------

Cash flows from financing activities:
      Repayments of long-term debt                                0         (2,597)
      Proceeds from issuance of common stock under
         stock option plan                                   28,750              0
                                                        -----------    -----------
Net cash provided by financing activities                    28,750         (2,597)
                                                        -----------    -----------

Net increase in cash and cash equivalents                  (900,869)        47,888

Cash and cash equivalents at beginning of period          1,129,536        753,601
                                                        -----------    -----------

Cash and cash equivalents at end of period              $   228,667    $   801,489
                                                        ===========    ===========

Supplemental Information:
Cash paid during the period for:
        Interest                                        $         0    $       633
        Income taxes                                    $     6,100    $       800

The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General

    The accompanying unaudited consolidated financial statements of GB Foods Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

2.   Franchise Store Activity

    The following is a summary of dual-concept franchise store activity during the three months ended March 31, 1998 and 1997, respectively:

                                                       1998    1997
                                                       ----    ----
                                                       3 mos   3 mos
                                                       -----   -----
          Dual-concept stores at beginning of period    134      84
          Dual-concept stores opened during period       17       5
          Dual-concept stores closed during period       (1)      0
                                                       ----    ----
          Dual-concept stores at end of period          150      89
                                                       ====    ====

    As of March 31, 1998 and 1997, the total number of free-standing franchise stores were 40 and 43, respectively.

3.  Basic and diluted net Income per share

    Net income per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic net income per share was calculated using the average number of shares outstanding for the respective three month period ended March 31, 1998 and 1997 of 6,395,970 and 6,261,843, respectively. Diluted net income per share was calculated using the average number of shares outstanding for the respective three month period ended March 31, 1998 and 1997 of 7,813,151 and 7,194,907, respectively.

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                    Three Months Ended March 31
                                                  ---------------------------------
                                                      1998                 1997
                                                  ------------         ------------
Basic Earnings per share:
-------------------------
Numerator
   Net income                                     $    252,542         $     99,256
                                                  ============         ============

Denominator
-----------
  Basic weighted average number of
  common shares outstanding during the
  period                                             6,574,541            6,440,414

  Escrowed restricted shares issued and
  outstanding excluded from basic earnings
  per share                                            178,571              178,571
                                                  ------------         ------------
                                                     6,395,970            6,261,843
                                                  ============         ============

Basic net income per share                        $       0.04         $       0.02
                                                  ============         ============

Diluted Earnings per share:
---------------------------

Numerator
---------
  Net income                                      $    252,542         $     99,256
                                                  ============         ============

Denominator
-----------
  Basic weighted average number of
  common shares outstanding during the
  period                                             6,395,970            6,261,843

Incremental common shares attributable to
  exercise of:  escrowed restricted shares             178,571              178,571
                outstanding options                    254,150              120,515
                outstanding warrants                   984,461              633,978
                                                  ------------         ------------
                                                     1,417,782              933,064
                                                  ------------         ------------

Diluted weighted average shares                      7,813,151            7,194,907
                                                  ============         ============

Diluted net income per share                      $       0.03         $       0.01
                                                  ============         ============

4.  Income Taxes

    At March 31, 1998, the Company had net operating loss carryforwards for federal tax purposes of approximately $11,906,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $5,694,000 for state tax purposes which will expire if unused between 1999 and 2002. No significant provision for income taxes has been provided due to the utilization of net operating loss carryforwards.

    As of March 31, 1998, the Company has continued to provide a valuation allowance to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. The Company will continue to evaluate the need for a 100% valuation allowance.


5.  Stock-based Compensation Plans

    On February 26, 1998, the Company granted options to officers and directors of the Company to purchase 405,000 shares of the Company's common stock at $8.25 per share, which represented the fair market value of the Company's common stock on such date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of GB Foods Corporation ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.


   RESULTS OF OPERATIONS

    The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the first quarter of 1998 increased $80,665, or 7%, to $1,292,072 compared with revenues of $1,211,407 during the same period in 1997.

    Revenues from restaurant operations for the first quarter of 1998 decreased $38,892, or 5%, to $698,607 compared with $737,499 for the corresponding period in 1997. The decrease was the result of unusually heavy rain in Southern California throughout the first quarter of 1998. As of March 31, 1998 and 1997 the Company owned 7 stores.

    Franchise royalties earned in the first quarter of 1998 decreased $13,278, or 5%, to $261,208 from $274,486 for the first quarter in 1997. The decrease in royalties earned was primarily due to the lower revenue at both dual-concept and franchise stores as a result of the unusually heavy rain in Southern California throughout the first quarter of 1998.

     Franchise fee income increased $78,617 to $139,326 in the first quarter of 1998 as compared with $60,709 in the first quarter of 1997. This favorable increase was the result of increased dual-concept store openings in the first quarter of 1998 of 17 as compared to 5 in the first quarter of 1997.

    On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company owned restaurants have increased during the three month period ended March 31, 1998 as compared with the same periods in 1997. Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits) as a percentage of revenues were 69%
and 64% for the first quarters of 1998 and 1997, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of revenues were 30% and 27% for the first quarter of 1998 and 1997, respectively. The percentage increases were the direct result of lower revenues in the first quarter of 1998.

    General and administrative expenses decreased $113,310, or 27%, to $309,935 in the first quarter of 1998 compared with $423,245 incurred in the first quarter of 1997. The decrease is primarily due to a general reduction in payroll expenses, legal and consulting fees, and other costs related to the development of the dual-concept business.

IMPACT OF COMPANY EXPANSION PLANS ON OPERATIONS

    The management of the Company anticipates that continued expansion of the dual-concept restaurant business would improve the Company's liquidity and profitability by generating additional franchise fees and royalties.

EFFECT OF INFLATION

    The Company's food and labor costs are subject to inflation. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour and again increased on September 1, 1997 to $5.15 per hour. The California minimum wage was again increased on March 1, 1998 to $5.75 per hour. The continued increase in the statutory minimum wage has not had a material impact on the Company's current operations. At March 31, 1998, approximately 45 of the 56 hourly employees were paid the California statutory minimum wage. In addition, most of the Company's leases have escalation provisions based on the consumer price index and increases in store revenues. Most leases also require the Company to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of franchise stores.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash, cash equivalents and short-term investments of $3,942,009 at March 31, 1998 and $3,452,717 at December 31, 1997. The increase in cash, cash equivalents and short-term investments is primarily the result of the operating income generated for the three months ended March 31, 1998. Management believes the Company's cash; cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                                     PART II
                                OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K:

    On March 4, 1998, the Company filed a report on Form 8-K regarding the execution of a definitive Agreement and Plan of Reorganization to acquire 100% of the outstanding capital stock of JB's Restaurants, Inc.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GB FOODS CORPORATION


Date:                                        By:    /s/ Gary R. Nelson
May 14, 1998                                      ------------------------------
                                                    Gary R. Nelson
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)