Form 10-K/A
period 1997-12-31
GB FOODS CORP
filed 1998-07-10
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

                         Commission File Number 1-10576

                              GB FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      33-0403086
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

             1200 N. HARBOR BLVD.                                  92803
             ANAHEIM, CALIFORNIA                                 (Zip Code)
   (Address of Principal Executive Office)

       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 491-6400
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED:
             -------------------                           ---------------------
        Common Stock -- $.08 Par Value                     Boston Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No ___

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

(a) GENERAL DEVELOPMENT OF BUSINESS

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

     As a result of the purchase of the Shares and the Warrants, Fidelity beneficially owns 42.1% of the Company, based on 6,571,485 shares outstanding at December 31, 1997 and including the Warrants pursuant to which Fidelity has the right to acquire an additional 3,470,000 shares. In conjunction with the Fidelity purchases, three of the Company's Directors have resigned which included both the Chief Executive Officer and Chief Financial Officer of the Company. Key officers of Fidelity have filled the Director and Officer vacancies. Several of the Directors and Officers are also Directors and/or Officers of CKE with whom the Company has entered into a recent acquisition agreement and with whom the Company has dual-concept franchise agreements.

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

     On January 16, 1998, the Company executed a definitive Agreement and Plan of Merger ("Merger Agreement") with TBRL, pursuant to which the Company will acquire one hundred percent of the outstanding capital stock of TBRL. The parties expect to close the transaction in April 1998. Under the terms of the agreement, each share of TBRL common stock will be converted into the right to receive .80 of a share of the Company's common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of $14.00 on the high end and $7.50 on the low end. If the Company's average closing common stock price during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock Price is less than $7.50, the Company may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

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

     On February 19, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company shall acquire one hundred percent (100%) of the issued and outstanding capital stock of JB's Restaurants, Inc. (JB's), a wholly owned subsidiary of CKE. Under the Agreement, GBFC shall acquire JB's for one million (1,000,000) shares of GBFC Common Stock. GBFC and CKE anticipate that the acquisition will Close on or before March 1, 1998. At the Closing, the business of JB's shall be comprised of forty-eight
(48) JB's company-owned restaurants, twenty (20) JB's franchise restaurants, and four (4) Galaxy diner restaurants. The acquisition is subject to certain conditions, including the satisfactory completion of due diligence, delivery by CKE and the approval by GBFC of certain disclosure schedules, the issuance of Fairness Opinions, approvals from the respective Boards of Directors of GBFC and CKE, regulatory approvals, the closing of the previously announced acquisition of twelve (12) JB's restaurants by Star Buffet, Inc., the upstream transfer by way of dividend of sixteen (16) JB's restaurants and certain other assets to CKE. It is the intent of the parties that the transaction qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is engaged in one industry segment. Financial information concerning the Company's business is included and incorporated by reference in
Part II and Part IV of this Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

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

     GREEN BURRITO DUAL-CONCEPT STORES. Since 1992, the Company has pursued the franchising of Green Burrito products alongside an existing quick-service restaurant line thereby enabling one restaurant facility to offer two restaurant concepts (the "dual concept"). Dual concept stores are not owned by the Company, they are all owned and operated by third parties who pay an initial franchise fee to sell the Green Burrito products in their operations and pay continuing royalties and advertising fees based on a percentage of the gross sales of Green Burrito products. The Company has entered into the following dual-concept arrangements since 1992:

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

     Hardee's/Green Burrito. During November 1995, the Company entered into a test-store agreement with Hardee's Food System, Inc. ("Hardee's"). Pursuant to the test-store agreement, 20 Hardee's store locations (14 in Tulsa, Oklahoma area and six in Nebraska and/or Southeastern states) will be converted to Hardee's/ Green Burrito restaurants. As of December 31, 1996, fifteen Hardee's dual-concept stores were in operation. The duration of the test, as provided in the test-store agreement, will continue until July 1, 1997. However, the test period has been informally extended as a result of the recent acquisition of Hardee's by CKE. The continued conversion of additional Hardee's stores will be contingent upon the success and consumer acceptance of the converted stores.

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

ITEM 2. PROPERTIES

     The Company leases retail locations for its restaurant operations as described below:

                                             MONTHLY    APPROXIMATE          LEASE        OPTIONAL RENEWAL
                 LOCATION                    RENTAL    SQUARE FOOTAGE   EXPIRATION DATE    PERIOD (YEARS)
                 --------                    -------   --------------   ---------------   ----------------
Anaheim Hills..............................  $ 3,465       2,100        January 2000             10
Corona.....................................    4,153       2,500         March 2001              10
Downey.....................................    3,475       1,000        January 1998              0
Glendale...................................    2,773       1,470         March 1999               0
Glendora...................................    2,214       1,000         April 1998               5
La Crescenta...............................    3,505       1,400        January 1999              0
Long Beach.................................    3,168       1,200          May 1998                5
                                             -------
          Total............................  $22,753
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

     The Company is also the primary lessee of four facilities, formerly occupied by the Company, which have been subleased to unrelated third parties. A 2,800 square foot facility in Newport Beach, California is leased through June 1998 with payments of approximately $5,200 per month and is subleased by the Company through the lease term for approximately $4,800 per month. An 8,800 square foot facility also in Newport Beach, California is leased through September 2000 for payments of approximately $16,000 per month and is subleased by the Company through the lease term for approximately $16,000 per month. A 20,000 square foot building in Anaheim, California is leased through May 1998 for payments of approximately $9,200 per month, substantially all of which is subleased by the Company through the lease term for approximately $8,700 per month. The Company continues to utilize approximately 500 square feet of the Anaheim facility. A 5,300 square foot facility which is leased through July 1998 at the rate of $9,300 per month and is subleased by the Company through the lease terms for an amount in excess of the Company's obligation

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

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

                                                 SALES PRICE
                                                 ------------
                                                 HIGH    LOW
                                                 ----    ----
1996
First Quarter..................................  10 5/8  6 7/8
Second Quarter.................................  10 3/8    6
Third Quarter..................................  8 1/2   5 3/4
Fourth Quarter.................................  7 3/8   5 1/2

1997
First Quarter..................................  8 1/8   6 3/8
Second Quarter.................................  6 1/4   4 3/4
Third Quarter..................................  14 3/8  4 7/8
Fourth Quarter.................................  14 1/4  9 1/2

     The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On December 31, 1997, the approximate number of record holders of the Company's common stock was 209; however, the Company believes that the number of beneficial owners exceeds 1,000 persons.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
Revenues.............................  $    5,380   $    4,994   $    6,599   $    6,612   $    5,469
Total expenses excluding litigation
  settlement and related costs.......      (4,526)      (5,042)      (7,716)      (8,287)      (6,351)
Litigation settlements and related
  costs..............................          --           --         (805)      (2,869)      (4,195)
Income (loss) from continuing
  operations.........................         854          (48)      (1,922)      (4,544)      (5,077)
Income on disposal of commissary
  operations.........................          --           --           --           --           87
Net income (loss)....................         854          (48)      (1,922)      (4,544)      (4,990)
Basic net income (loss) per share
  from continuing operations.........        0.14        (0.01)       (0.32)       (0.90)       (1.05)
Diluted net income (loss) per share
  from continuing operations.........        0.11        (0.01)       (0.32)       (0.90)       (1.05)
Basic net income (loss) per share....        0.14        (0.01)       (0.32)       (0.90)       (1.05)
Diluted net income (loss) per
  share..............................        0.11        (0.01)       (0.32)       (0.90)       (1.05)
Basic weighted average shares
  outstanding........................   6,292,691    6,177,716    5,982,673    5,029,437    4,762,574
Diluted weighted average shares
  outstanding........................   7,751,921    6,177,716    5,982,673    5,029,437    4,762,574
Total assets.........................       4,802        3,462        3,277        4,267        5,007
Long-term debt.......................          --           15           25            8           11

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

                                                             1997       1996
                                                             ----     --------
DUAL-CONCEPT FRANCHISE STORES
Stores at beginning of year..............................        84         41
Stores opened during year................................        53         59
Stores closed during the year............................        (3)       (16)
                                                           --------   --------
Stores at end of year....................................       134         84
                                                           ========   ========
Number of dual-concept
  Franchise Store operating months.......................     1,291        833
                                                           ========   ========
Royalty income...........................................  $579,000   $387,000
                                                           ========   ========
FREE-STANDING FRANCHISE STORES
Stores at beginning of year..............................        43         47
Stores closed during the year............................        (3)        (4)
                                                           --------   --------
Stores at end of year....................................        40         43
                                                           ========   ========
Number of free-standing
  Franchise Store operating months.......................       503        532
                                                           ========   ========
Royalty income...........................................  $650,000   $682,000
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

     Revenues from other sources increased $145,000 to $494,000 for the year ended December 31, 1997 from $349,000 earned in the comparable period in 1996. Included in other revenue are volume incentives received from various vendors. Volume incentives which cannot be directly related to company owned and operated stores are recorded as other income. Volume incentives which are directly related to the company owned stores are recorded as reductions to either food costs or paper costs depending on the source of the respective volume incentive.

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

                                                           1996        1995
                                                         --------    --------
DUAL-CONCEPT FRANCHISE STORES
Stores at beginning of year............................        41           5
Stores opened during year..............................        59          37
Stores closed during the year..........................       (16)         (1)
                                                         --------    --------
Stores at end of year..................................        84          41
                                                         ========    ========
Number of Dual-concept
  Franchise Store operating months.....................       833         220
                                                         ========    ========
Royalty income.........................................  $387,000    $ 78,000
                                                         ========    ========
Free-standing Franchise Stores
Stores at beginning of year............................        47          45
Stores closed during year..............................        (4)         (3)
Stores purchased from Company by franchisee............        --           5
                                                         --------    --------
Stores at end of year..................................        43          47
                                                         ========    ========
Number of Free-standing
  Franchise Store operating months.....................       532         540
                                                         ========    ========
Royalty income.........................................  $682,000    $767,000
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

     Utilization of Net Operating Loss Carryforwards. At December 31, 1997 and 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $11,906,000 and $12,846,000 respectively, which if unused to offset future taxable income, will expire between 2008 and 2012. At December 31, 1997 and 1996, the Company had state net operating loss carryforwards of approximately

$5,694,000 and $6,656,000 respectively, which if unused will expire between 1999 and 2002. Utilization of the carryforwards can be limited to specific amounts each year. These net operating loss carryforwards resulted in a potential deferred tax asset of approximately $4.4 million as of December 31, 1997. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset, based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a full valuation allowance, for both December 31, 1997 and 1996, against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to period review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule:

                                                              PAGE
                                                              ----
Reports of Independent Certified Public Accountants.........   15
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   17
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   18
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............   19
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   20
Notes to Consolidated Financial Statements..................   21
Schedule II -- Valuation and Qualifying Accounts............   35

     Schedules not included above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of
GB Foods Corporation

     We have audited the accompanying consolidated balance sheets of GB Foods Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                /s/ GRANT THORNTON LLP
                                          --------------------------------------
                                                    Grant Thornton LLP

Irvine, California
January 30, 1998, except for Note 16 as to which the date is February 19, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of
GB Foods Corporation

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of GB Foods Corporation and its subsidiary (the "Company") for the year ended December 31, 1995. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

/s/  CACCIAMATTA ACCOUNTANCY CORPORATION
----------------------------------------------
     CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
February 23, 1996

                              GB FOODS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Current assets
  Cash and cash equivalents.................................  $  1,129,536    $    753,601
  Short-term investments....................................     2,323,181       1,020,893
  Accounts receivable, net of allowance for doubtful
     accounts of $81,613 in 1997 and $75,613 in 1996........       198,076         185,465
  Current portion of notes receivable.......................        78,703         179,583
  Other assets..............................................       218,849          81,003
                                                              ------------    ------------
          Total current assets..............................     3,948,345       2,220,545
Equipment and improvements, net.............................       449,144         739,005
Notes receivable, net.......................................       338,763         399,098
Other assets................................................        65,379         103,448
                                                              ------------    ------------
                                                              $  4,801,631    $  3,462,096
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt....................  $         --    $     10,538
  Accounts payable and accrued expenses.....................       283,668         359,329
  Accrued salaries, wages and employee benefits.............       114,347         109,649
  Deferred franchise fees...................................        25,000          12,500
                                                              ------------    ------------
          Total current liabilities.........................       423,015         492,016
Long-term debt, less current installments...................            --          14,835
Minority interest in consolidated partnership...............        60,687          60,149
Commitments and contingencies
Stockholders' equity
  Common stock, $.08 par value, authorized 50,000,000
     shares;
     6,571,485 and 6,440,414 shares issued and outstanding
     in
     1997 and 1996, respectively............................       525,719         515,232
  Additional paid-in capital................................    16,329,617      15,770,983
  Accumulated deficit.......................................   (12,537,407)    (13,391,119)
                                                              ------------    ------------
          Total shareholders' equity........................     4,317,929       2,895,096
                                                              ------------    ------------
                                                              $  4,801,631    $  3,462,096
                                                              ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    -----------
Revenues:
  Restaurant operations...............................  $3,018,949    $2,987,609    $ 4,818,483
  Franchise royalties.................................   1,229,498     1,069,190        845,059
  Franchise fees......................................     409,253       389,392        322,165
  Frozen food operations..............................      85,142        93,250        220,116
  Interest............................................     143,097       105,299         88,795
  Other...............................................     494,365       348,939        304,354
                                                        ----------    ----------    -----------
                                                         5,380,304     4,993,679      6,598,972
                                                        ----------    ----------    -----------
Restaurant operating costs:
  Food and packaging..................................   1,077,433     1,132,226      1,794,864
  Payroll and other employee benefits.................     870,533       879,830      1,442,601
  Occupancy and other operating costs.................     820,704       810,437      1,363,245
Frozen food operating costs:
  Food and packaging..................................      74,228        78,787        218,375
  Other operating costs...............................       1,280         2,524          9,299
General and administrative............................   1,667,063     2,123,068      2,871,507
Litigation settlements and related costs..............          --            --        804,753
                                                        ----------    ----------    -----------
                                                         4,511,241     5,026,872      8,504,644
                                                        ----------    ----------    -----------
Income (loss) before minority interest in consolidated
  partnership.........................................     869,063       (33,193)    (1,905,672)
Minority interest in consolidated partnership.........     (15,351)      (15,252)       (16,774)
                                                        ----------    ----------    -----------
Net income (loss).....................................  $  853,712    $  (48,445)   $(1,922,446)
                                                        ==========    ==========    ===========
Basic net income (loss) per share.....................  $      .14    $     (.01)   $      (.32)
                                                        ==========    ==========    ===========
Diluted net income (loss) per share...................  $      .11    $     (.01)   $      (.32)
                                                        ==========    ==========    ===========
Basic weighted average shares.........................   6,292,691     6,177,716      5,982,673
                                                        ==========    ==========    ===========
Diluted weighted average shares.......................   7,751,921     6,177,716      5,982,673
                                                        ==========    ==========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   COMMON STOCK
                               --------------------                                ADDITIONAL                       TOTAL
                                NUMBER                LITIGATION      DEFERRED       PAID-IN     ACCUMULATED    SHAREHOLDERS'
                               OF SHARES    AMOUNT    SETTLEMENTS   COMPENSATION     CAPITAL       DEFICIT         EQUITY
                               ---------   --------   -----------   ------------   -----------   ------------   -------------
Balance, December 31, 1994...  5,671,556   $453,724   $ 2,523,000     $(52,175)    $11,780,200   $(11,420,228)   $ 3,284,521
  Settlement of litigation...         --         --       648,000           --              --            --         648,000
  Issuance of common stock...    108,000      8,640      (648,000)          --         639,360            --              --
  Issuance of common stock...    400,000     32,000    (2,523,000)          --       2,491,000            --              --
  Issuance of common stock
    under stock option
    plans....................    105,128      8,410            --           --         358,154            --         366,564
  Amortization of stock
    awards...................         --         --            --       52,175              --            --          52,175
  Net loss...................         --         --            --           --              --    (1,922,446)     (1,922,446)
                               ---------   --------   -----------     --------     -----------   ------------    -----------
Balance, December 31, 1995...  6,284,684    502,774            --           --      15,268,714   (13,342,674)      2,428,814
  Issuance of common stock
    under stock option
    plans....................    155,730     12,458            --           --         502,269            --         514,727
  Net loss...................         --         --            --           --              --       (48,445)        (48,445)
                               ---------   --------   -----------     --------     -----------   ------------    -----------
Balance, December 31, 1996...  6,440,414    515,232            --           --      15,770,983   (13,391,119)      2,895,096
  Issuance of common stock
    under stock option
    plans....................    131,071     10,487            --           --         558,634            --         569,121
  Net income.................         --         --            --           --              --       853,712         853,712
                               ---------   --------   -----------     --------     -----------   ------------    -----------
Balance, December 31, 1997...  6,571,485   $525,719   $        --     $     --     $16,329,617   $(12,537,407)   $ 4,317,929
                               =========   ========   ===========     ========     ===========   ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).................................  $   853,712    $   (48,445)   $(1,922,446)
  Adjustments to reconcile net income (loss) to net
     cash flows provided by (used in) operating
     activities:
       Litigation settlements.......................           --             --        648,000
       Stock issued in exchange for services........           --             --         39,130
       Amortization of stock awards.................           --             --         52,175
       Provision for doubtful accounts..............          790         87,663         84,051
       Depreciation and amortization................      296,857        344,573        438,453
       Minority interest in consolidated
          partnership...............................       14,210         15,252         16,774
       Loss on disposal of equipment and
          improvements..............................           --        154,123         65,072
  Changes in operating assets and liabilities:
       Accounts and current notes receivable........       67,680       (100,209)      (171,421)
       Other current assets.........................     (150,926)        44,838         25,831
       Non-current notes receivable.................       80,135         40,867         10,608
       Other non-current assets.....................       38,069         (3,330)         9,079
       Accounts payable and accrued expenses........      (75,661)      (203,080)       (52,891)
       Salaries, wages and employee benefits........        4,698            450         (5,103)
       Deferred franchise fees......................       12,500        (67,500)       (95,000)
                                                      -----------    -----------    -----------
          Net cash provided by (used in) operating
            activities..............................    1,142,064        265,202       (857,688)
                                                      -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from short-term investments..............    5,175,131      2,082,108      1,921,481
  Purchases of short-term investments...............   (6,477,419)    (2,339,171)    (1,304,313)
  Proceeds from equipment and improvements..........       69,209         76,351        207,727
  Expenditures for equipment and improvements.......      (63,126)       (36,319)      (494,241)
                                                      -----------    -----------    -----------
          Net cash provided by (used in) investing
            activities..............................   (1,296,205)      (217,031)       330,654
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from long-term debt......................           --             --         31,098
  Repayments of revolving line of credit and
     long-term debt.................................      (25,373)       (10,202)       (11,645)
  Proceeds from issuance of common stock primarily
     under stock option plans.......................      569,121        514,727        327,434
  Distributions to minority partner.................      (13,672)       (15,823)       (17,695)
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities..............................      530,076        488,702        329,192
                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.......................................      375,935        536,873       (197,842)
Cash and cash equivalents at beginning of year......      753,601        216,728        414,570
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year............  $ 1,129,536    $   753,601    $   216,728
                                                      ===========    ===========    ===========
Supplemental Information:
Cash paid during the year for:
  Interest..........................................  $     1,266    $     2,719    $     2,234
  Income taxes......................................  $     1,600    $     1,600    $     1,600
Non-cash investing and financing activities:
  Assets sold for notes receivable..................  $        --    $        --    $   465,056

   The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business activities

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

  Basic and diluted net income (loss) per share

     Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Net income

                              GB FOODS CORPORATION

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(loss) per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

  Restaurant Operations

     At December 31, 1997, the Company currently owns and operates seven Company owned stores, which includes one consolidated partnership owned 52.2% by the Company. Revenues and operating costs from such operations are depicted as "Restaurant Operations" and "Restaurant Operating Costs," respectively in the accompanying financial statements.

  Franchise revenues

     Franchise arrangements, with franchises who operate in various states generally provide for initial fees and continuing royalty payments to the Company based upon a percent of sales. Franchise royalties are recognized as earned on a monthly basis. For the majority of the Franchise Stores currently in operation, they are required to pay a weekly franchise royalty equal to the greater of 5% of gross Franchise Store revenues or a minimum per week as specified in each franchise agreement. The Company has developed a separate Franchise Agreement for dual-concept franchise stores. Dual-concept franchisees pay similar fees related to the sale of Green Burrito proprietary products and related items. The Company may from time to time change the amount of the franchise royalty fee charged to the franchisees.

     The Company generally charges an initial franchise fee for each new franchised restaurant that is added. The Company recognizes initial franchise fees when substantially all services required by the Company are complete and when the related franchise store commences operations. Initial franchise fees currently range from $5,000 to $25,000 for each franchise restaurant pursuant to the respective franchise agreement.

     The Franchise Agreement for free-standing stores grants the franchisee the right to operate a Green Burrito store at specified locations and obligates the Company to perform training and certain other assistance in consideration of the franchise's payment of the franchise fees, the franchise royalty and the advertising fund contribution. The term of the Franchise Agreement is 10 years, subject to renewal by the franchisee for two additional five-year periods, provided that, among other things, the franchisee has fulfilled all the terms and conditions of the Franchise Agreement, enters into the then current Franchise Agreement with the Company and pays a renewal fee in accordance with their initial franchise agreement. The Franchise Agreement requires franchisees to purchase most equipment, food, supplies and products from sources approved by the Company in order to maintain consistency and quality from store to store.

     Following is a summary of franchise store activity:

                                                          1997    1996    1995
                                                          ----    ----    ----
Franchise stores at beginning of year...................  127      88      50
Franchise stores opened during year.....................   53      59      37
Franchise stores closed during year.....................   (6)    (20)     (4)
Company stores sold to franchisee.......................   --      --       5
                                                          ---     ---      --
Franchise stores at end of year.........................  174     127      88
                                                          ===     ===      ==

                              GB FOODS CORPORATION

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     As of December 31, 1997, CKE Restaurants, Inc. (CKE) owned and operated 115 dual-concept franchise stores. Franchise revenues generated from the CKE dual-concept franchise stores were approximately $942,000 for the year ended December 31, 1997, which represented approximately 18% of total revenues.

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

 2. NOTES RECEIVABLE

     Notes receivable consist of the following at December 31:

                                                          1997        1996
                                                        --------    ---------
Notes receivable......................................  $499,835    $ 666,260
Less allowance for doubtful notes.....................   (82,369)     (87,579)
                                                        --------    ---------
                                                         417,466      578,681
Less current portion of notes receivable..............   (78,703)    (179,583)
                                                        --------    ---------
                                                        $338,763    $ 399,098
                                                        ========    =========

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

                              GB FOODS CORPORATION

 3. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements, at cost, are as follows at December 31:

                                                       1997           1996
                                                    -----------    -----------
Vehicles..........................................  $    53,460    $   124,644
Equipment, furniture and fixtures.................    1,174,602      1,200,109
Leasehold improvements............................      735,063        884,884
                                                    -----------    -----------
                                                      1,963,125      2,209,637
Less accumulated depreciation and amortization....   (1,513,981)    (1,470,632)
                                                    -----------    -----------
Net equipment and improvements....................  $   449,144    $   739,005
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

 6. INCOME TAXES

     A reconciliation between the actual income tax provision (benefit) and the federal statutory rate follows:

                                            1997               1996                1995
                                      ----------------    ---------------    ----------------
                                       AMOUNT       %      AMOUNT      %      AMOUNT       %
                                      ---------    ---    --------    ---    ---------    ---
Computed income tax provision
  (benefit) at statutory rate.......  $ 290,000     34%   $(16,000)   (34)%  $(654,000)   (34)%
Operating loss (with) without
  current tax benefit...............   (290,000)   (34)%    16,000     34%     654,000     34%
                                      ---------    ---    --------    ---    ---------    ---
Income tax benefit..................  $      --     --    $     --     --    $      --     --
                                      =========    ===    ========    ===    =========    ===

     At December 31, 1997 and 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $11,906,000 and $12,846,000 respectively, which if unused to offset future taxable income, will expire between 2008 and 2012. At December 31, 1997 and 1996, the Company had state net operating loss carryforwards of approximately $5,694,000 and $6,656,000 respectively, which if unused will

                              GB FOODS CORPORATION

 6. INCOME TAXES (CONT.)
expire between 1999 and 2002. Utilization of the carryforwards can be limited to specific amounts each year. These net operating loss carryforwards resulted in a potential deferred tax asset of approximately $4.4 million as of December 31, 1997. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset, based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a full valuation allowance, for both December 31, 1997 and 1996, against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

     Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                    -----------    -----------
Net operating loss carryforwards..................  $ 4,381,000    $ 4,756,000
Receivables and other reserves....................       65,000         65,000
Other.............................................       53,000         67,000
                                                    -----------    -----------
Current deferred tax assets.......................    4,499,000      4,888,000
Depreciation......................................      236,000        325,000
                                                    -----------    -----------
                                                      4,735,000      5,213,000
Valuation allowance...............................   (4,735,000)    (5,213,000)
                                                    -----------    -----------
Total deferred tax assets.........................  $        --    $        --
                                                    ===========    ===========

 7. LITIGATION SETTLEMENTS

     In 1995, the Company issued 108,000 shares of Company common stock to certain Green Burrito franchisees in exchange for a release of potential claims against the Company, and, in certain instances, as recognition for a reduction in the radius protection clause of the related franchise agreements. Accordingly, the Company recorded a charge of $648,000 in the year ended December 31, 1995.

     Also in 1995, the Company concluded an agreement with certain Green Burrito franchisees and former franchisees to settle all outstanding claims against the Company and certain former officers and directors of the Company. During 1995, the Company issued 400,000 shares of Company common stock to the franchisees in full satisfaction of the settlement agreement. The Company recorded a charge of $2,523,000 in the year ended December 31, 1994 relating to this settlement agreement. The recorded charge represented the fair value of the stock agreed to be issued at the settlement date. Shares were ultimately issued in 1995.

 8. STOCKHOLDER RIGHTS AGREEMENT

     On July 9, 1996 the Company adopted a Stockholder Rights Agreement designed to protect stockholders from abusive takeover tactics and to preserve for stockholders the long-term value of the Company. The Rights Agreement was not adopted in response to any effort to acquire control of the Company, and the Board of Directors is not aware of any such effort.

     Under the Stockholder Rights Agreement, the Company's stockholders (with the exception of the Company's former Chief Executive Officer and Chairman, his related interests, and current holders of warrants to purchase 1,000,000 or more shares of the Company's common stock) received one right for each outstanding share of the Company's common stock. Each right entitles its holder to buy one share of the Company's common stock at an exercise price of $29. The Company can redeem the rights at $.001 each at

                              GB FOODS CORPORATION

 8. STOCKHOLDER RIGHTS AGREEMENT (CONT.)
any time before a non-exempt person acquires 15% of the Company's common stock. The rights will trade with, and are not detachable from, the Company's common stock until the rights become exercisable.

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

     On July 22, 1997, Fidelity National Financial, Inc. ("Fidelity") purchased 1,000,000 shares of Common Stock of GB Foods Corporation (the "Company") from the former Chief Executive Officer and principal stockholder ("Controlling Shareholder"), for a purchase price of $5,000,000 cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Company's Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's Common Stock, of which 1,500,000 are immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 are immediately

                              GB FOODS CORPORATION

 9. ISSUANCE OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS (CONT.) exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants were purchased for $600,000 cash and expire November 23, 2002; the $7.00 Warrants were purchased for $100,000 cash and expire May 1, 2005. Simultaneously with the closing of the transaction Fidelity transferred 30,000 Warrants with an exercise price of $5.00 to its investment advisor.

     In a separate transaction, Fidelity also acquired 1,000,000 Warrants exercisable at $7.50 per share (the "$7.50 Warrants") from the aforementioned law firm which had provided services to the Company. The purchase price of the $7.50 Warrants was $100,000 cash. The $7.50 Warrants expire May 1, 2005.

     As a result of the purchase of the Shares and the Warrants, Fidelity beneficially owns 42.1% of the Company, based on 6,571,485 shares outstanding at December 31, 1997 and including the Warrants pursuant to which Fidelity has the right to acquire an additional 3,470,000 shares. In conjunction with the Fidelity purchases, three of the Company's Directors have resigned which included both the Chief Executive Officer and Chief Financial Officer of the Company. Key officers of Fidelity have filled the Director and Officer vacancies. Several of the Directors and Officers are also Directors and or Officers of CKE with whom the Company has entered into a recent acquisition agreement and with whom the Company has dual-concept franchise agreements.

     In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These shares were owned by certain executives and shareholders prior to the initial public offering and the underwriters requested that these shares be placed into escrow until certain earning goals were achieved. The respective shareholders have retained full voting rights and full dividend rights to the shares. These restricted shares continue to be included in shares outstanding but have been excluded when calculating basic earnings per share. As of December 31, 1997 and 1996, 178,571 shares were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1997. On May 5, 1997, the Board of Directors extended the terms of the escrow through June 30, 1998. The Company is currently evaluating the continued extension of the escrow terms and conditions.

     Warrant transactions for 1997, 1996 and 1995 described above are as follows:

                                   1997                           1996                            1995
                       ----------------------------   -----------------------------   ----------------------------
                                   WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                        SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                       ---------   ----------------   ----------   ----------------   ---------   ----------------
Warrants outstanding
  January 1,.........  4,000,000        $6.12          5,000,000        $6.40         2,000,000        $5.00
Granted..............         --           --                 --           --         3,000,000         7.33
Canceled.............         --           --         (1,000,000)        7.50                --           --
                       ---------                      ----------                      ---------
Warrants outstanding
  December 31,.......  4,000,000        $6.12          4,000,000        $6.12         5,000,000        $6.40
                       =========                      ==========                      =========

10. STOCK-BASED COMPENSATION PLANS

     The Company has two stock option plans and from time-to-time grants other nonstatutory options. Options are granted to eligible employees and directors, officers and consultants who are actively involved in the development of the business of the Company. Generally, the exercise price of options granted

                              GB FOODS CORPORATION

10. STOCK-BASED COMPENSATION PLANS (CONTINUED) approximates the fair market value of the Company's common stock on the date of grant. Currently outstanding options become exercisable either immediately or over a period of up to three years and expire five-to-ten years after the grant date. The following provides additional information on these plans and other options:

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

  Non -- qualified stock option plan

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

                              GB FOODS CORPORATION

10. STOCK-BASED COMPENSATION PLANS (CONTINUED)
     Combined plan transactions for 1997, 1996 and 1995 for the ISOP's, NQSOP's, and other options described above are as follows:

                                   1997                           1996                          1995
                       ----------------------------   ----------------------------   ---------------------------
                                  WEIGHTED AVERAGE               WEIGHTED AVERAGE              WEIGHTED AVERAGE
                        SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                       --------   -----------------   --------   -----------------   -------   -----------------
Options outstanding
  January 1,.........   634,083         $5.66          705,167         $5.00         426,224         $3.63
  Granted............   495,000          8.80          100,000          6.50         304,000          6.78
Canceled.............        --            --           (1,667)         5.75          (2,000)         5.75
Exercised............  (131,071)         4.34         (169,417)         3.45         (23,057)         2.95
                       --------                       --------                       -------
Options outstanding
  December 31,.......   998,012         $7.39          634,083         $5.66         705,167         $5.00
                       ========                       ========                       =======

     The following information applies to options outstanding at December 31, 1997:

                                        OPTIONS OUTSTANDING
                       -----------------------------------------------------
                                      WEIGHTED AVERAGE                                OPTIONS EXERCISABLE
                                          REMAINING                             --------------------------------
                         NUMBER       CONTRACTUAL LIFE     WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
                       OUTSTANDING         (YEARS)          EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
                       -----------    -----------------    -----------------    -----------    -----------------
Range of exercise
  prices
$1.80 - $ 2.70.......     48,388              2                 $ 1.80             48,388            $1.80
$2.71 - $ 4.05.......     42,000              4                   3.46             42,000             3.46
$4.06 - $ 6.08.......     30,000              4                   5.75             30,000             5.75
$6.09 - $ 7.00.......    382,624              7                   6.82            382,624             6.82
$7.01 - $ 8.63.......    445,000             10                   8.63                 --               --
$8.64 - $10.38.......     50,000             10                 $10.38                 --               --
                         -------                                                  -------
                         998,012                                                  503,012            $5.99
                         =======                                                  =======

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

                              GB FOODS CORPORATION

10. STOCK-BASED COMPENSATION PLANS (CONTINUED)
     Had compensation cost for the plan been determined based on the fair value of options and warrants at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                            1997        1996          1995
                                          --------    ---------    -----------
Net income (loss) As reported...........  $853,712    $ (48,445)   $(1,922,446)
Pro forma...............................  $216,867    $(154,989)   $(8,861,577)
Basic earnings per share As reported....       .13         (.01)          (.31)
Pro forma...............................       .03         (.02)         (1.44)
Diluted earnings per share
As reported.............................       .11         (.01)          (.31)
Pro forma...............................       .03         (.02)         (1.44)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996, and 1995:

Expected life (years)............................    3 - 10
Risk-free interest rate..........................       5.5%
Volatility.......................................  30% - 70%

     The weighted fair value of options granted during the years ended December 31, 1997, 1996, and 1995 for which the exercise price approximated the market price on the grant date was $3.22, $1.86, and $5.37 respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Management also believes that if the model took into consideration other important factors, such as the block size of an option granted to an individual, transferability restrictions on the sale of stock by CEO's or directors, or other relevant factors, the fair value measurement of these options would be substantially less.

                              GB FOODS CORPORATION

11. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    -----------
Basic Earnings per share:
Numerator
  Net income (loss)...................................  $  853,712    $  (48,445)   $(1,922,446)
                                                        ==========    ==========    ===========
Denominator
  Basic weighted average number of common shares
     outstanding during the period....................   6,471,262     6,356,287      6,161,244
Escrowed restricted shares issued and outstanding
  excluded from basic earnings per share..............    (178,571)     (178,571)      (178,571)
                                                        ----------    ----------    -----------
                                                         6,292,691     6,177,716      5,982,673
                                                        ==========    ==========    ===========
Basic net income (loss) per share.....................  $      .14    $     (.01)   $      (.32)
                                                        ==========    ==========    ===========
Diluted Earnings per share:
Numerator
  Net income (loss)...................................  $  853,712    $  (48,445)   $(1,922,446)
                                                        ==========    ==========    ===========
Denominator
  Basic weighted average number of common shares
     outstanding during the period....................   6,292,691     6,177,716      5,982,673
Incremental common shares attributable to exercise of:
       escrowed restricted shares(a)..................     178,571            --             --
       outstanding options............................     140,225            --             --
       outstanding warrants...........................   1,140,434            --             --
                                                        ----------    ----------    -----------
                                                         1,280,659            --             --
                                                        ----------    ----------    -----------
Diluted weighted average shares.......................   7,751,921     6,177,716      5,982,673
                                                        ==========    ==========    ===========
Diluted net income (loss) per share...................  $      .11    $     (.01)   $      (.32)
                                                        ==========    ==========    ===========

---------------

(a) Escrowed restricted shares have not been included in loss years because the effect would be antidilutive.

12. OTHER RELATED PARTY TRANSACTIONS

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

13. COMMITMENTS AND CONTINGENCIES

     The Company's executive offices and all properties used for restaurant operations are leased under operating leases expiring on various dates through 2001. Certain leases require payment of contingent rentals based upon a percentage of restaurant sales. No contingent rentals were required in 1997, 1996, or 1995.

                              GB FOODS CORPORATION

13. COMMITMENTS AND CONTINGENCIES (CONT.)
     In October 1997, the Company relocated the Corporate office and signed a new one year lease. The old office has been subleased for an amount greater than the Company's current obligation.

     As of December 31, 1997, future minimum rental payments and sublease income under all non-cancelable operating leases for years ending December 31 are as follows:

                                         RENTAL      SUBLEASE
                                        PAYMENTS      INCOME
                                       ----------    --------
1998.................................  $  599,417    $383,494
1999.................................     358,793     234,569
2000.................................     222,484     150,921
2001.................................      14,015          --
2002.................................          --          --
                                       ----------    --------
                                       $1,194,709    $768,984
                                       ==========    ========

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

                                                     RENTAL
                                                    PAYMENTS
                                                    --------
1998............................................    $210,028
1999............................................     197,400
2000............................................     152,900
2001............................................      20,000
2002............................................      13,600
Thereafter......................................          --
                                                    --------
                                                    $593,928
                                                    ========

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

15. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information' ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has determined that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

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

     On January 16, 1998, the Company executed a definitive Agreement and Plan of Merger ("Merger Agreement") with TBRL, pursuant to which the Company will acquire one hundred percent of the outstanding capital stock of TBRL. The parties expect to close the transaction in April 1998. Under the terns of the agreement, each share of TBRL common stock will be converted into the right to receive .80 of a share of the Company's common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of $14.00 on the high end and $7.50

                              GB FOODS CORPORATION

16. SUBSEQUENT EVENTS (CONT.)
on the low end. If the Company's average closing common stock price during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock Price is less than $7.50, the Company may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

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

                              GB FOODS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO                             BALANCE
                                         BEGINNING    COSTS AND      AMOUNTS                  AT END
              DESCRIPTION                OF PERIOD     EXPENSES    WRITTEN-OFF    OTHER     OF PERIOD
              -----------                ----------   ----------   -----------   --------   ----------
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and notes.......................  $  163,192   $     790     $      --    $     --   $  163,982
                                         ==========   =========     =========    ========   ==========
     Allowance for deferred tax
       assets..........................  $5,213,000   $(478,000)    $      --    $     --   $4,735,000
                                         ==========   =========     =========    ========   ==========
Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and notes.......................  $  196,918   $  87,663     $ (88,457)   $(32,932)  $  163,192
                                         ==========   =========     =========    ========   ==========
     Allowance for deferred tax
       assets..........................  $5,178,000   $  35,000     $      --    $     --   $5,213,000
                                         ==========   =========     =========    ========   ==========
Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts
       and notes.......................  $  242,455   $  84,051     $(129,588)   $     --   $  196,918
                                         ==========   =========     =========    ========   ==========
     Allowance for deferred tax
       assets..........................  $4,476,000   $ 702,000     $      --    $     --   $5,178,000
                                         ==========   =========     =========    ========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 28, 1996, the Company filed a Special Report on Form 8-K reporting the change of its principal accountants from Cacciamatta Accountancy Corporation (formerly known as SaddingtonoCacciamatta), to Grant Thornton LLP.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Andrew F. Puzder became a Director of the Company in July 1997 and appointed Chief Executive Officer in August 1997. Mr. Puzder also serves as an Executive Vice President and General Counsel for CKE. Mr. Puzder is also an Executive Vice President for Fidelity. Mr. Puzder has been with Fidelity since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is also a Director for Javelin Systems, Inc. and Rally's Hamburgers, Inc.

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

     M'Liss Jones Kane, 45 was appointed Vice President-Secretary in August 1997. Mrs. Kane also serves as the Senior Vice President Corporate Counsel and Corporate Secretary for Fidelity National Financial, Inc. since 1995. Mrs. Kane also serves as Corporate Counsel and Assistant Secretary of CKE. Mrs. Kane previously served as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently in addition became Vice President, general Counsel of SPI Pharmaceuticals, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation of William P. Foley, II, the Company's Chairman of the Board and Director, Andrew F. Puzder, the Company's Chief Executive Officer and Director, Nicholas J. Caddeo, the Company's Chief Operating Officer, and Gary R. Nelson, the Company's Chief Financial Officer, for each of the three years in the period ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                    ANNUAL COMPENSATION          COMPENSATION
                                                   ---------------------      ------------------
      NAME AND PRINCIPAL POSITION        YEAR      SALARY       OTHER(1)      STOCK      OPTIONS
      ---------------------------        ----      -------      --------      -----      -------
William P. Foley, II(2)................  1997      $     0            0         0           0
  Chairman of the Board and              1996      $     0            0         0           0
  Director                               1995      $     0            0         0           0
Andrew F. Puzder(3)....................  1997      $     0            0         0           0
  Chief Executive Officer                1996      $     0            0         0           0
                                         1995      $     0            0         0           0
Nicholas J. Caddeo.....................  1997      $92,900      $ 9,600         0           0
  Chief Operating Officer                1996      $82,800      $11,800         0           0
  and Executive Vice President           1995      $92,600      $11,205         0           0
Gary R. Nelson(4)......................  1997      $10,000            0         0           0
  Chief Financial Officer and            1996      $    --            0         0           0
  Executive Vice President               1995      $    --            0         0           0

---------------
(1) The remuneration described in the table does not include the cost to the Company of benefit furnished to the named executive officer, including premiums for health insurance and other personal benefits provided to such individual that are extended to employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive officer named above did not receive other compensation in excess of the lesser of $25,000 or 10% of such cash compensation.

(2) Became Chairman of the Board and a Director in July 1997.

(3) Became a Director in July 1997 and Chief Executive Officer in August 1997.

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

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                   OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                          DECEMBER 31, 1997             DECEMBER 31, 1997
                             ACQUIRED ON       VALUE       ---------------------------   ---------------------------
                             EXERCISE (#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                             ------------   ------------   -----------   -------------   -----------   -------------
William P. Foley, II.......       0              0                0            150,000             0     $337,500
Andrew F. Puzder...........       0              0                0            100,000             0     $225,000
Nicholas J. Caddeo.........       0              0            7,500             25,000   $    81,563     $ 56,250
Gary R. Nelson.............       0              0                0             50,000             0     $112,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

           NAME AND ADDRESS OF                NUMBER OF SHARES      PERCENTAGE OF SHARES
        BENEFICIAL OWNER(1)(2)(3)           BENEFICIALLY OWNED(1)      OUTSTANDING(4)
        -------------------------           ---------------------   --------------------
Fidelity National Financial, Inc.(5)......        4,509,500                 42.1%
  17911 Von Karman Ave
  Irvine, CA 92614
William M. Theisen(6).....................          769,826                  7.2%
  c/o Business Ventures
  210 Regency Parkway, Suite 12
  Omaha, NE 68114
T. Anthony Gregory(7).....................          127,661                  1.2%
  25651 Paseo de la Paz
  San Juan Capistrano, CA 92675
Bruce H. Haglund (8)......................          115,794                  1.1%
  2010 Main St., Suite 400
  Irvine, CA 92614
Nicholas J. Caddeo(9).....................           28,200                  0.3%
William P. Foley, II(10)..................                0                  0.0%
All officers and directors as a group (4
  persons)(11)............................        4,781,155                 44.6%

---------------
 (1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

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

(10) Excludes the 4,509,500 beneficial shares held by Fidelity, of which William
     P. Foley, II. is the Chairman of the Board and Chief Executive Officer.

(11) Includes an aggregate of 170,888 shares issuable upon the exercise of presently exercisable stock options and all beneficial shares held by Fidelity, of which William P. Foley, II. is the Chairman of the Board and Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  Carl's Jr/Green Burrito Settlement and Development Agreement

     CKE Restaurants, Inc. and GB Foods Corporation are parties to a Settlement and Development Agreement dated May 30, 1995 as amended by letter dated February 20, 1997, whereby CKE is to develop and operate Carl's Jr./Green Burrito dual concept restaurants and pay GB Foods a $7,500 franchise fee per restaurant and a 4% royalty on Green Burrito sales in such restaurants. As of June 1, 1998, there were 139 Carl's Jr./Green Burrito dual concept restaurants.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

     1. Consolidated Financial Statements

                                                                  PAGE
                                                                  ----
              Report of Independent Certified Public
              Accountants.......................................   15
              Balance Sheets....................................   17
              Statements of Operations..........................   18
              Statements of Stockholders' Equity................   19
              Statements of Cash Flows..........................   20
              Notes to Financial Statements.....................   21
    2. Schedule to Consolidated Financial Statements
              Schedule II -- Valuation and Qualifying
              Accounts..........................................   35
    3. Index to Exhibits

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

                                          GB FOODS CORPORATION

                                          By: /s/ ANDREW F. PUZDER
                                            ------------------------------------
                                            Andrew F. Puzder
                                            Chief Executive Officer

Date:  July 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----

                                                     Chairman of the Board,
---------------------------------------------------  Director
William P. Foley, II

/s/ ANDREW F. PUZDER                                 Chief Executive Officer, Director     July 10, 1998
---------------------------------------------------  (Principal Executive Officer)
Andrew F. Puzder

/s/ THEODORE ABAJIAN                                 Chief Financial Officer,              July 10, 1998
---------------------------------------------------  (Principal Financial and Accounting
Theodore Abajian                                     Officer)

/s/ FRANK P. WILLEY                                  Director                              July 10, 1998
---------------------------------------------------
Frank P. Willey

/s/ BRUCE H. HAGLUND                                 Director                              July 10, 1998
---------------------------------------------------
Bruce H. Haglund

/s/ T. ANTHONY GREGORY                               Director                              July 10, 1998
---------------------------------------------------
T. Anthony Gregory

                              GB FOODS CORPORATION

                               INDEX TO EXHIBITS

     The following exhibits are being filed with this Annual Report on Form 10-K and/or incorporated by reference therein in accordance with the designated footnote references.

  3.1     Restated Certificate of Incorporation (3)
  3.2     Bylaws of the Company, as amended (1)
  4.1     Rights Agreement dated as of July 9, 1996 between GB Foods
          Corporation and American Securities Transfer Incorporated.
          All rights were redeemed on July 22, 1997 (6)
 10.1     Incentive Stock Option Plan and form of Non-qualified Stock
          Option Agreement (1)
 10.2     Non-qualified Stock Option Plan and form of Non-qualified
          Stock Option Agreement (1)
 10.3     Form of Franchise Agreement (7)
 10.4     Form of Dual-concept Franchise Agreement (7)
 10.5     Green Burrito-Glendora #21 Limited Partnership Agreement (1)
 10.6     Operations Support Agreement between GB Foods, Inc. and GB
          Franchise Corporation dated April 1, 1989 (1)
 10.7     Office Lease between the Company and The Irvine Company
          dated July 1, 1994 (7)
 10.8     Stock Purchase Agreement between William M. Theisen and the
          Company dated October 29, 1992, including Amendment to Stock
          Purchase Agreement dated November 4, 1992 and Second
          Amendment to Stock Purchase Agreement dated November 23,
          1992 (4)
 10.9     Amended Warrant Agreement and Form of Warrant Certificate
          between the Company and William M. Theisen dated November
          23, 1992 (7)
 10.10    Form of Irrevocable Proxy Agreement between Ruben M.
          Rodriguez, Gary A. McArthur, and Robert V. Gibson, as
          "Stockholders," and William M. Theisen (4)
 10.11    Sub-Lease dated March 29, 1993 between the Company and T&J
          Sausage Kitchen, Inc. (5)
 10.12    Warrant agreement dated May 1, 1995 between the Company and
          McGrath, North, Mullin & Kratz, P.C. The Warrant was
          purchased by Fidelity on July 22, 1997 (7)(9)
 10.13    Stock Option Agreement between the Company and George J.
          Kubat dated October 3, 1996 (8)
 10.14    Fidelity Stock and Warrant Purchase Agreements dated July
          22, 1997 (9)
 10.15    Letter of Intent to acquire stock of Timber Lodge Steakhouse dated December 12, 1997 (10)
 11       Computation of earnings per share (11)
 17       Board of Directors Letters of Resignation dated July 22,
          1997 for William M. Theisen, George L. Kubat, and Michael J.
          Scherr (9)
 21       List of Subsidiaries of the Registrant (2)
 27       Financial Data Schedule (11)

---------------

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

(4) Filed with the Company's Report on Form 8-K dated November 23, 1992, and incorporated by reference.

(5) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference.

(6) Filed with the Company's Report on Form 8-K for July 9, 1995 and incorporated by reference.

(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference.

(8) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference.

(9) Filed with the Company's Report on Form 8-K dated July 22, 1997, and incorporated by reference.

(10) Filed with the Company's Report on Form 8-K dated December 12, 1997, and incorporated by reference.

(11) Filed with the Company's original Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference.