Form 10-Q
period 1998-06-30
GB FOODS CORP
filed 1998-08-14
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _______________ to _______________


      Commission File Number 1-10576


                              GB FOODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  33-0403086
       -------------------------------                   -------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

            1200 N. HARBOR BLVD.
               P.O. BOX  61093
             ANAHEIM, CALIFORNIA                                92803
   --------------------------------------                     ----------
   (Address of Principal Executive Office)                    (Zip Code)


        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 491-6400


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   -----

        As of August 13, 1998, the registrant had 6,576,485 shares outstanding of its Common Stock, $.08 par value.

                              GB FOODS CORPORATION

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 ..............  3

          Consolidated Statements of Income for the three and six months ended
          June 30, 1998 and 1997 ..........................................................  4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1998 and 1997 ..........................................................  5

          Notes to Consolidated Financial Statements.......................................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................................  9


PART II.  OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K................................................. 12

Signatures ...............................................................................  12

                        PART I. FINANCIAL INFORMATION

Item 1:   Consolidated Financial Statements

                              GB FOODS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,          December 31,
                                                                      1998                 1997
                                                                  ------------         ------------
                                                                   (unaudited)
Current assets

  Cash and cash equivalents                                       $    335,304         $  1,129,536
  Short-term investments                                             3,122,775            2,323,181
  Accounts and notes receivable, net                                   316,901              276,779
  Other assets                                                         379,050              218,849
                                                                  ------------         ------------

    Total current assets                                             4,154,030            3,948,345

Equipment and improvements, net                                      1,080,655              449,144
Notes receivable, net                                                  227,110              338,763
Other assets                                                            54,151               65,379
                                                                  ------------         ------------
                                                                  $  5,515,946         $  4,801,631
                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                           $    441,916         $    283,668
  Accrued salaries, wages and employee benefits                        132,507              114,347
  Deferred franchise fees                                                6,000               25,000
                                                                  ------------         ------------

    Total current liabilities                                          580,423              423,015

Minority interest in consolidated partnership                           55,392               60,687

Shareholders' equity
  Common stock, $.08 par value, authorized
     50,000,000 shares; 6,576,485 shares issued
     and 6,571,485 outstanding at June 30, 1998
     and December 31, 1997, respectively                               526,119              525,719
  Additional paid-in capital                                        16,357,967           16,329,617
  Accumulated deficit                                              (12,003,955)         (12,537,407)
                                                                  ------------         ------------
    Total shareholders' equity                                       4,880,131            4,317,929
                                                                  ------------         ------------
                                                                  $  5,515,946         $  4,801,631
                                                                  ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ---------------------------     --------------------------
                                           1998            1997            1998             1997
                                        ----------      ----------      ----------      ----------
Revenues:
  Restaurant operations                 $  731,756      $  786,740      $1,430,363      $1,524,239
  Franchise royalties                      329,760         300,447         590,968         574,933
  Franchise fees                           109,350         113,793         248,676         174,502
  Interest                                  56,177          32,814         117,801          63,805
  Other                                     94,066         141,293         225,373         249,015
                                        ----------      ----------      ----------      ----------
                                         1,321,109       1,375,087       2,613,181       2,586,494
                                        ----------      ----------      ----------      ----------

Restaurant operating costs:
  Food and packaging                       274,137         284,795         560,237         559,411
  Payroll and other
    employee benefits                      226,038         223,421         449,120         432,211
  Occupancy and other                      204,693         210,686         416,569         408,290
General and administrative                 332,502         399,687         648,537         822,932
                                        ----------      ----------      ----------      ----------
                                         1,037,370       1,118,589       2,074,463       2,222,844
                                        ----------      ----------      ----------      ----------

Income (loss) before minority
   interest in consolidated
   partnership                             283,739         256,498         538,718         363,650

Minority interest in
  consolidated partnership                   2,829             384           5,266           8,280
                                        ----------      ----------      ----------      ----------
Net income                              $  280,910      $  256,114      $  533,452      $  355,370
                                        ==========      ==========      ==========      ==========

Basic earnings per share                $      .04      $      .04      $      .08      $      .06
                                        ==========      ==========      ==========      ==========

Diluted earnings per share              $      .04      $      .04      $      .07      $      .05
                                        ==========      ==========      ==========      ==========

Basic weighted average shares            6,397,914       6,261,843       6,396,947       6,261,843
                                        ==========      ==========      ==========      ==========

Diluted weighted average shares          7,224,934       6,662,304       7,501,899       6,939,407
                                        ==========      ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              GB FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended June 30,
                                                      -------------------------------
                                                          1998                1997
                                                      ------------       ------------
Cash flows from operating activities:
    Net income                                        $    533,452       $    355,370
Adjustments to reconcile net income to net
    cash flows provided by (used in)
    operating activities:
       Depreciation and amortization                       126,655            153,617
       Minority interest in consolidation
         partnership                                        (5,295)             4,657
       Write off uncollectible accounts and
         notes receivables                                 (23,613)                --
Changes in operating assets and liabilities:
       Accounts and notes receivable                        95,144             13,916
       Provision for doubtful accounts                          --            (10,199)
       Accounts payable and accrued expenses               158,248            (87,361)
       Other assets                                       (155,512)           (69,719)
       Salaries, wages and employee benefits                18,160             13,116
       Deferred franchise fees                             (19,000)           (12,500)
                                                      ------------       ------------
Net cash provided by operating activities                  728,239            360,897

Cash flows from investing activities:
      Proceeds from short-term investments              10,903,897          1,015,152
      Expenditures for short-term investments          (11,703,491)        (1,047,112)
      Proceeds from the sale of equipment
         and improvements                                       --              9,089
      Expenditures for property and equipment             (751,627)           (25,270)
                                                      ------------       ------------
Net cash used in investing activities                   (1,551,221)           (48,141)
                                                      ------------       ------------

Cash flows from financing activities:
      Repayments of long-term debt                              --             (8,511)
      Proceeds from issuance of common stock
          under stock option plan                           28,750                 --
      Distribution to minority partner                          --             (8,280)
                                                      ------------       ------------
Net cash provided by (used in) financing
   activities                                               28,750            (16,791)
                                                      ------------       ------------

Net increase (decrease) in cash and cash
  equivalents                                             (794,232)           295,965

Cash and cash equivalents at beginning of period         1,129,536            753,601
                                                      ------------       ------------

Cash and cash equivalents at end of period            $    335,304       $  1,049,566
                                                      ============       ============

Supplemental Information:
Cash paid during the period for:
        Interest                                      $         --       $      1,028
        Income taxes                                  $      6,100       $        800

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


2.  BASIC AND DILUTED NET INCOME PER SHARE

    Net income per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the respective period. Basic net income per share was calculated using the average number of shares outstanding for the three months ended June 30, 1998 and 1997 of 6,397,914 and 6,261,843, respectively and for the six months ended June 30, 1998 and 1997 of 6,396,947 and 6,261,843, respectively. Diluted net income per share was calculated using the average number of shares outstanding for the three months ended June 30, 1998 and 1997 of 7,224,934 and 6,662,304, respectively and for the six month period ended June 30, 1998 and 1997 of 7,501,899 and 6,939,407, respectively. Prior year earnings per share have been restated.

    The following table has been provided to reflect the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                             ----------------------------    --------------------------
                                                1998            1997            1998           1997
                                             ----------      ----------      ----------      ----------
Basic Earnings Per Share:
    Numerator
          Net income                         $  280,910      $  256,114      $  533,452      $  355,370
                                             ==========      ==========      ==========      ==========

   Denominator
      Weighted average shares                 6,576,485       6,440,414       6,575,518       6,440,414

   Escrowed restricted shares                   178,571         178,571         178,571         178,571
                                             ----------      ----------      ----------      ----------
                                              6,397,914       6,261,843       6,396,947       6,261,843
                                             ==========      ==========      ==========      ==========

   Basic earnings per share                  $      .04      $      .04      $      .08      $      .06
                                             ==========      ==========      ==========      ==========

Diluted Earnings Per Share:
      Numerator
        Net income                           $  280,910      $  256,114      $  533,452      $  355,370
                                             ==========      ==========      ==========      ==========


Denominator
   Basic weighted average shares              6,397,914       6,261,843       6,396,947       6,261,843

   Incremental common shares
     attributable to exercise of:
       Escrowed restricted shares               178,571         178,571         178,571         178,571
       Outstanding options                       72,553          67,317         110,267          95,978
       Outstanding warrants                     575,896         154,573         816,114         403,015
                                             ----------      ----------      ----------      ----------
                                                827,020         400,461       1,104,952         677,564

     Diluted weighted average shares          7,224,934       6,662,304       7,501,899       6,939,407
                                             ==========      ==========      ==========      ==========

     Diluted earnings per share              $      .04      $      .04      $      .07      $      .05
                                             ==========      ==========      ==========      ==========

3.   INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $11,906,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $5,694,000 for state tax purposes which if unused will expire between 1999 and 2002. These net operating loss carryforwards resulted in a potential deferred tax asset of approximately $4.4 million as of December 31, 1997. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset, based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a full valuation allowance at December 31, 1997 against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

    As of June 30, 1998, the Company has continued to provide a valuation allowance to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. The Company will continue to evaluate the need for a 100% valuation allowance.

4.  SUBSEQUENT EVENT

    On July 13, 1998 the Company announced that the Board of Directors set record and meeting dates for meetings at which the shareholders will be asked to approve the previously announced merger with Timber Lodge Steakhouse, Inc. (Nasdaq: TBRL) and the acquisition of JB's Family Restaurants, Inc. from CKE Restaurants, Inc. The shareholders meeting will be held at the Four Seasons Biltmore, 1260 Channel Drive, Santa Barbara, California, on September 1, 1998 at 10:00 a.m. local time. All shareholders of record at the close of business on July 31, 1998 will be entitled to vote at the meeting. A registration statement pertaining to the TBRL merger and the JB's acquisition has been filed with the Securities and Exchange Commission and has been declared effective. The registration statement includes the Company's prospectus for the TBRL shareholders and the proxy statements of both companies combined into a single document.

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

   RESULTS OF OPERATIONS

        The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchise stores. Total revenues for the second quarter of 1998 decreased $53,978 or (4%) to $1,321,109 compared with revenues of $1,375,087 during the same period in 1997. Total revenues for the six months ended June 30, 1998 increased $26,687 or 1% to $2,613,181 compared to $2,586,494 for the same period in 1997.

        Revenues from restaurant operations for the second quarter of 1998 decreased $54,984 or (7%) to $731,756 compared with $786,740 for the corresponding period in 1997. For the six months ended June 30, 1998 revenue from restaurant operations decreased $93,876 or (6%) to $1,430,363 compared with $1,524,239 for the same period in 1997.

        Franchise royalties earned in the second quarter of 1998 increased $29,313 or 10% to $329,760 from $300,447 for the second quarter in 1997.
Franchise royalties earned for the six months ended June 30, 1998 increased $16,035 or 3% to $590,968 from $574,933 for the corresponding period in 1997. This increase in revenue was primarily due to the increase in the number of dual-concept franchise stores in operation.

        The following is a summary of dual-concept franchise store activity during the three month and six month periods ended June 30, 1998 and 1997, respectively:

                                                         3 Months         6 Months
                                                      --------------    ------------
                                                      1998      1997    1998    1997
                                                      ----      ----    ----    ----
    Dual-concept stores at beginning of period         150       89      134     84
    Dual-concept stores opened during period            12       13       28     18
                                                       ---      ---      ---    ---
    Dual-concept stores at end of  period              162      102      162    102
                                                       ===      ===      ===    ===

        The total number of free standing franchise stores were 41 and 42, at June 30, 1998 and 1997, respectively.

        Franchise fee income decreased $4,443 or (4%) to $109,350 in the second quarter of 1998 from $113,793 in the second quarter of 1997 primarily due to 12 dual-concept franchise store openings during the second quarter of 1998 compared with 13 dual-concept store openings for the second quarter of 1997. Franchise fee income increased $74,174 or 43% to $248,676 for the six month period ended June 30, 1998 from $174,502 for the corresponding period in 1997. During the six month period ended June 30, 1998 there were 28 dual-concept franchise store openings compared with 18 dual-concept store openings for the six month period ended June 30, 1997.

        On an aggregate basis, cost of sales and occupancy and other operating costs expressed as a percentage of sales for the Company owned restaurants have increased during both the three and six month periods ended June 30, 1998 as compared to the same periods in 1997. These unfavorable increases are the direct result of increased payroll expenses resulting from the September 1, 1997 and March 1, 1998 increases in the California minimum wage and lower revenues from Company owned restaurants in 1998 as compared with 1997. Cost of sales from restaurant operations (food, packaging, payroll and other employee benefits) as a percentage of sales were 68% and 65% for the second quarters of 1998 and 1997, respectively and 71% and 65% for the six months ended June 30, 1998 and 1997, respectively. Occupancy and other operating costs from restaurant operations expressed as a percentage of sales were 28% and 27% for the second quarter of 1998 and 1997, respectively and 29% and 27% for the six month period ended June 30, 1998 and 1997, respectively. This unfavorable increase is the direct result of increases in the California minimum wage and lower revenues in 1998 as compared to 1997.

        General and administrative expenses decreased $67,185 or (17%) to $332,502 in the second quarter of 1998 compared to $399,687 in the second quarter of 1997. General and administrative expenses decreased $174,395 or (21%) to $648,537 for the six month period ended June 30, 1998 compared to $822,932 for the six months ended June 30, 1997. The decrease is primarily due to a general reduction in the corporate payroll, legal and consulting expenses, and other costs related to the development of the dual-concept business.

IMPACT OF COMPANY EXPANSION PLANS ON OPERATIONS

        The management of the Company anticipates that continued expansion of the dual-concept restaurant business will improve the Company's liquidity and profitability by generating additional franchise fees and royalties.

YEAR 2000 SYSTEM COMPLIANCE

        Because many systems have been programmed to use two-digits (rather than four) to define the applicable year, all companies must analyze their systems and make necessary software and hardware changes to ensure that automated processes will correctly identify "00" as the year "2000" rather than "1900," when the date changes to January 1, 2000. As of June 30, 1998 the Company had completed its preliminary review of all its data related systems and the year 2000 should not have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the inability of suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Company. Accordingly, the Company will establish alternative suppliers, distributors and or vendors, which are year 2000 compliant.


EFFECT OF INFLATION

        The Company's food and labor costs are subject to inflation. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On October 1, 1996, the federal statutory minimum wage was increased to $4.75 per hour. On March 1, 1997 the California statutory minimum wage was increased to $5.00 per hour and again increased on September 1, 1997 to $5.15 per hour. The California minimum wage was again increased on March 1, 1998 to $5.75 per hour. The continued increase in the statutory minimum wage has negatively impacted the Company's margins in its direct operations. At June 30, 1998, approximately 38 of the 53 hourly employees were paid the California statutory minimum wage. In addition, most of the Company's leases have escalation provisions based on the consumer price index and increases in store revenues. Most leases also require the Company to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the majority of the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of franchise stores.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and short-term investments of $3,458,079 at June 30, 1998 and $3,452,717 at December 31, 1997. The increase in cash, cash equivalents and short-term investments is primarily due to net income from operations, net of investments in property and equipment. During the second quarter ended June 30, 1998, the Company used $690,000 to acquire a restaurant facility (land and building) which the Company leases to a third party. Management believes the Company's cash, cash equivalents and short-term investments will be sufficient to finance current and forecasted operations and obligations.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit 27 Financial Data Schedule (included in electronic filing only)

(b)     Reports on Form 8-K:

        None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GB FOODS CORPORATION
                                            (Registrant)

Date: August 14, 1998                       By: /s/ TED ABAJIAN
                                                --------------------------------
                                                Ted Abajian
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)