Form 10-QT
period 1998-10-08
SANTA BARBARA RESTAURANT GROUP INC
filed 1998-11-23
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(MARK ONE)

( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from July 1, 1998 to October 8, 1998


                         Commission File Number 1-10576


                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     33-0403086
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         1200 N. HARBOR BLVD.
           P.O. BOX  61093
         ANAHEIM, CALIFORNIA                                  92803
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

      As of November 19, 1998, the registrant had 12,706,032 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at October 8, 1998 and December 31, 1997 .......  3

Consolidated Statements of Income for the periods ended October 8, 1998 and September 30, 1997 ...................................................  4

Consolidated Statements of Cash Flows for the periods ended
  October 8, 1998 and September 30, 1997 ...................................  5

Notes to Consolidated Financial Statements..................................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.....................................................  11


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  15

Signatures .................................................................  15

Part I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

                      SANTA BARBARA RESTAURANT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             October 8,          December 31,
                                                                1998                 1997
                                                           -------------         ------------
                                                            (unaudited)
Current assets
  Cash and cash equivalents                                $   1,929,797         $  1,129,536
  Short-term investments                                       6,081,384            2,323,181
  Accounts and notes receivable, net                           1,053,520              276,779
  Inventories                                                    969,503               41,300
  Other assets                                                   695,876              177,549
                                                           -------------         ------------
    Total current assets                                      10,730,080            3,948,345

Property and equipment, net                                   24,491,799              449,144
Property under capitalized leases, net                         5,922,942                   --
Notes receivable, net                                          1,820,103              338,763
Costs in excess of net assets acquired, net                   17,364,937                   --
Other assets                                                     665,520               65,379
                                                           -------------         ------------
                                                           $  60,995,381         $  4,801,631
                                                           =============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                    $   4,138,975        $     283,668
  Accrued salaries, wages and employee benefits                2,208,043              114,347
  Current portion of long-term debt                              354,215                   --
  Current portion of capital lease obligations                   878,674                   --
  Other current liabilities                                    5,872,773               25,000
                                                           -------------         ------------
    Total current liabilities                                 13,452,680              423,015

Long-term debt, excluding current portion                        631,366                   --
Capital lease obligations, excluding current portion           5,858,096                   --
Other long-term obligations                                    4,543,222               60,687

Shareholders' equity
  Common stock, $.08 par value, authorized 50,000,000
    shares; 12,706,032 and 6,571,485 shares issued and
    outstanding at October 8, 1998 and December 31,
    1997, respectively                                         1,016,482              525,719
  Additional paid-in capital                                  47,023,906           16,329,617
  Accumulated deficit                                        (11,530,371)          (12,537,407)
                                                           --------------        -------------
    Total shareholders' equity                                36,510,017             4,317,929
                                                           -------------         -------------
                                                           $  60,995,381         $   4,801,631
                                                           =============         =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      SANTA BARBARA RESTAURANT GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   July 1, 1998         July 1, 1997      January 1, 1998       January 1, 1997
                                   to October 8,         to Sept.30,       to October 8,          to Sept. 30,
                                       1998                 1997              1998                   1997
                                   ------------         ------------      ---------------       ---------------
Revenues:
  Restaurant operations            $  9,968,233         $    756,439        $ 11,398,600         $  2,279,900
  Franchised restaurants                577,872              489,773           1,417,514            1,239,207
  Other                                 120,546              133,444             301,536              375,202
                                   ------------         ------------        ------------         ------------
      Total revenues                 10,666,651            1,379,656          13,117,650            3,894,309
                                   ------------         ------------        ------------         ------------

Restaurant operating costs:
  Food and packaging                  3,404,000              288,725           3,971,011              862,782
  Payroll and other
    employee benefits                 3,598,310              237,344           4,047,430              697,961
  Occupancy and other                 2,191,138              245,371           2,593,993              684,991
                                   ------------         ------------        ------------         ------------
                                      9,193,448              771,440          10,612,434            2,245,734
                                   ------------         ------------        ------------         ------------

Advertising expense                     134,978               16,863             173,405               37,410
General and administrative              887,536              406,182           1,515,452            1,179,116
                                   ------------         ------------        ------------         ------------
                                      1,022,514              423,045           1,688,857            1,216,526
                                   ------------         ------------        ------------         ------------

Operating income                        450,689              185,171             816,359              432,049

Interest expense                        (63,439)                  --             (63,439)                  --
Other income, net                       103,024               61,819             277,828              170,311
                                   ------------         ------------        ------------         ------------

Income before income taxes              490,274              246,990           1,030,748              602,360
Income tax expense                       16,691               13,600              23,712               13,600
                                   ------------         ------------        ------------         ------------

Net Income                         $    473,583         $    233,390        $  1,007,036         $    588,760
                                   ============         ============        ============         ============

Basic earnings per share           $        .05         $        .04        $        .14         $        .09
                                   ============         ============        ============         ============

Diluted earnings per share         $        .05         $        .03        $        .12         $        .08
                                   ============         ============        ============         ============


Basic weighted average
  shares outstanding                  8,726,588            6,308,866           7,226,001            6,277,690
                                   ============         ============        ============         ============

Diluted weighted average
  shares outstanding                  9,283,254            8,133,072           8,172,467            7,128,711
                                   ============         ============        ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      SANTA BARBARA RESTAURANT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    January 1, 1998      January 1, 1997
                                                                     To October 8,       to September 30,
                                                                         1998                 1997
                                                                    ---------------      ----------------
Cash flows from operating activities:
Net income                                                            $  1,007,036         $    588,760
Adjustments to reconcile net income to net
    cash flows provided by (used in) operating activities:
       Depreciation and amortization                                       439,242              227,492
       Minority interest in consolidation partnership                       (3,112)              (2,624)
Changes in operating assets and liabilities:
       Accounts and notes receivable                                      (152,490)              41,374
       Accounts payable and accrued expenses                            (1,977,068)             (83,209)
       Other current assets                                                169,567             (100,403)
       Salaries, wages and employee benefits                              (213,774)             (24,384)
       Deferred franchise fees                                               9,000              (12,500)
                                                                      ------------         ------------
Net cash (used in) provided by operating activities                       (721,599)             634,506
                                                                      ------------         ------------

Cash flows from investing activities:
      Proceeds from sale of short-term investments                      18,736,807            1,375,936
      Purchases of short-term investments                              (22,484,856)          (1,896,634)
      Cash received from acquisitions, net of acquisition fees           1,500,871                   --
      Issuance of new notes receivable                                     (92,000)                  --
      Collections on notes receivable                                      198,196                   --
      Net change in other long term assets                                  22,684                   --
      Proceeds from the sale of equipment and improvements                      --               31,981
      Expenditures for property and equipment                             (932,296)             (41,804)
                                                                      ------------         ------------
Net cash used in investing activities                                   (3,050,594)            (530,521)
                                                                      ------------         ------------

Cash flows from financing activities:
       Net change in bank overdraft                                       (563,616)                  --
        Repayments of long-term debt                                        (3,336)              (9,824)
      Repayments of capital lease obligations                              (66,950)                  --
      Proceeds from issuance of common stock under
         stock option plan                                                  28,750              182,470
      Proceeds from issuance of warrants                                 5,000,000                   --
      Proceeds from short term borrowings                                  200,000                   --
      Net change in other long term liabilities                            (22,394)                  --
      Distribution to minority partner                                          --               (8,280)
                                                                      ------------         ------------
Net cash provided by financing activities                                4,572,454              164,366
                                                                      ------------         ------------

   Net increase in cash and cash equivalents                               800,261              268,351

Cash and cash equivalents at beginning of period                         1,129,536              753,601
                                                                      ------------         ------------

Cash and cash equivalents at end of period                            $  1,929,797         $  1,021,952
                                                                      ============         ============

                      SANTA BARBARA RESTAURANT GROUP, INC.

                                   (UNAUDITED)

                                                      January 1, 1998     January 1, 1997
                                                       To October 8,      to September 30,
                                                           1998               1997
                                                      ---------------     --------------
Supplemental Information:
Cash paid during the period for:
    Interest                                            $    15,325        $     1,266
    Income taxes                                        $     7,021        $    13,600

Non cash investing and financing activities:
    Issuance of common stock to acquire
      businesses described in Note 3                    $26,150,954                 --
    Acquisitions, net of cash acquired and
      acquisition fees                                  $24,650,083                 --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      SANTA BARBARA RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

    The accompanying unaudited consolidated financial statements of Santa Barbara Restaurant Group, Inc., formerly GB Foods Corporation, and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and the Company's Joint Proxy Statement /Prospectus dated July 10, 1998, as amended, filed with the Securities and Exchange Commission on July 31, 1998.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. Certain reclassifications have been made to 1997 amounts to conform to 1998 presentation.

2.  INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $11,906,000 which will expire between 2008 and 2012, and approximately $5,694,000 for state tax purposes which will expire between 1999 and 2002. These net operating loss carryforwards resulted in a potential deferred tax asset of approximately $4.4 million as of December 31, 1997. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset, based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a full valuation allowance at December 31, 1997 against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

    As of October 8, 1998, the Company has continued to provide a valuation allowance to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. The Company will continue to evaluate the need for a 100% valuation allowance.

3. MERGER WITH TIMBER LODGE STEAKHOUSE, INC. AND ACQUISITION OF JB'S FAMILY RESTAURANTS, INC.

    On September 1, 1998, the Company acquired Timber Lodge Steakhouse, Inc., a Minnesota corporation ("Timber Lodge"), pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 9, 1998 (as amended, the "Merger Agreement") a copy of which was included as an annex to the Company's Joint Proxy/Prospectus filed with the Securities and

    Exchange Commission on July 31, 1998. As a result of the merger, each of the issued and outstanding shares of Timber Lodge common stock was converted into 0.9543 shares of the Company's common stock. The exchange ratio was increased to 0.9543 from 0.8000 pursuant to the adjustment provisions of the Merger Agreement. As of July 20, 1998, there were 3,637,415 outstanding shares of Timber Lodge common stock which converted to 3,471,185 shares of the Company's common stock. At the time of the merger, Timber Lodge owned and operated 18 Timber Lodge Steakhouse restaurants in Minnesota, Wisconsin, South Dakota, upstate New York and northern Illinois. Timber Lodge also owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants, which were acquired from CKE Restaurants, Inc. ("CKE") in connection with the Merger.

    On September 1, 1998, the Company and Timber Lodge acquired 64 JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants from subsidiaries of CKE in two transactions. First, the Company acquired all of the outstanding shares of JB's Family Restaurants, Inc., an indirect wholly-owned subsidiary of CKE ("JBFRI"), in exchange for 1,000,000 shares of the Company's common stock. At the time of the acquisition, JBFRI owned and operated 48 JB's Restaurants and four Galaxy Diner restaurants, and the JB's Restaurant franchise system consisted of 20 JB's Restaurants. Then, Timber Lodge acquired all of the outstanding shares of JB Parent Corp., a wholly-owned subsidiary of CKE ("JBPC"), in exchange for 687,890 shares of Timber Lodge common stock (which were subsequently converted into 656,453 shares of the Company's Common Stock upon completion of the Merger). At the time of the acquisition, JBPC owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants (which were transferred to JBPC from JBFRI prior to the acquisition). The Company intends to continue to operate all of the Timber Lodge Steakhouse restaurants. The Company intends to convert certain of the restaurants acquired by Timber Lodge from JBPC into Timber Lodge Steakhouse restaurants and presently intends to continue operating the remaining JB's Restaurants, and the related JB's Restaurants franchise system, and Galaxy Diner restaurants acquired from JBFRI.

    The results of operations for the acquired businesses are included in the Company's accompanying consolidated statements of income from the date of acquisition, September 1, 1998. The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates to adjust the historical carrying value of certain assets and liabilities of the acquired businesses. These adjustments consist primarily of i) reductions to the historical carrying value of property and equipment to properly reflect their estimated fair value, ii) increases to certain liabilities to reflect the estimated net present value of the underlying obligation, and iii) the establishment of a reserve for the net present value of the estimated excess of future minimum lease payments over operating cash flows on certain underperforming restaurants acquired. These acquisitions have been accounted for as a purchase and the resulting costs in excess of net assets acquired ($17.4 million) are being amortized using a straight-line method, over a 40 year period.

    The following table presents selected unaudited pro forma results of operations for the periods ending October 8, 1998 and September 30, 1997 assuming the aforementioned acquisitions had occurred on January 1, 1997. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the merger. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisitions occurred on January 1, 1997, nor are they indicative of future operating results.

                                       January 1, 1998    January 1, 1997
                                        to October 8,     to September 30,
                                            1998               1997
                                       ---------------    ----------------
          Total Revenues                 $73,545,000        $66,111,000
          Net income                       1,600,000            536,000
          EPS - basic                          $0.13              $0.04
          EPS - diluted                        $0.12              $0.04
          Weighted average shares
            outstanding - basic           12,527,461         12,405,328
          Weighted average shares
            outstanding - diluted         13,473,927         13,256,349

4.  EXERCISE OF COMMON STOCK PURCHASE WARRANTS

    On September 1, 1998, the Company issued 1,000,000 shares of its common stock to Fidelity National Financial, Inc. ("Fidelity") due to the exercise by Fidelity of 1,000,000 warrants at $5.00. As a result of this warrant exercise and the Merger, Fidelity beneficially owns 4,709,765 shares of the Company's Common Stock (including 2,470,000 shares issuable upon the exercise of warrants to purchase Common Stock), or approximately 31.0% of the outstanding shares (assuming exercise of such warrants), and CKE beneficially owns 1,656,453 shares of the Company's Common Stock, or approximately 13.0% of the outstanding shares.

5.   CHANGE IN FISCAL YEAR END

    On October 2, 1998, the Company announced a change in fiscal year end. The Company is converting to a fiscal year that includes 13 four-week accounting periods with each week ending on a Thursday. The change is effective with the Company's third fiscal quarter of 1998 which, under the old fiscal calendar, would have ended on September 30, 1998. Under the new fiscal calendar, the third fiscal quarter of 1998 ended on October 8, 1998.

    The Company's fourth fiscal quarter will end on December 31, 1998 and subsequent fiscal years will end on the last Thursday of December. Beginning in 1999, the Company's first fiscal quarter will include 16 weeks of operating results and the second, third and fourth quarters will each include 12 weeks of operating results.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company did not have any additional items that were required to be disclosed under SFAS 130.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

     In December 1997, the American Institute of Certified Public Accountants approved for issuance the Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. SOP98-5 is effective for fiscal years beginning after December 15, 1998. The Company currently amortizes pre-opening costs over one year from the time they are incurred. As a result of the adoption of SOP 98-5 the Company expects to expense approximately $300,000 of existing unamortized pre-opening costs during the first quarter of fiscal 1999. Also, during the first quarter of fiscal 1999 the Company will begin expensing, as incurred, pre-opening costs associated with restaurant conversions referenced in liquidity and capital resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

        On September 1, 1998 the Company completed the merger and acquisition described in note 3 of this Report. The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto found elsewhere in this Report. The addition of 86 company operated and 20 franchised restaurants associated with these transactions are the principal reasons for the significant differences when comparing results of operations for the period ending October 8, 1998 with the results of operations for the period ending September 30,1997. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

        All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed in the company's Joint Proxy/Prospectus dated July 10, 1998 and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

   RESULTS OF OPERATIONS

        The Company's revenues are primarily derived from restaurant operations at Company-owned stores and franchise royalties and fees received from franchised stores. Total revenues for the third quarter ended October 8, 1998 increased $9.3 million or 664% to $10.7 million compared with revenues of $1.4 million during the third quarter ended September 30, 1997. The increase in revenues is entirely attributable to the addition of 86 company operated restaurants as of September 1, 1998 which generated $9.3 million in revenues during the period ended October 8, 1998. Total revenues for the year to date period ended October 8, 1998 increased $9.2 million or 237% to $13.1 million compared to $3.9 million for the year to date period ended September 30, 1997. The $9.2 million increase in revenues is entirely the result of revenues generated by the aforementioned acquired restaurants.

        On an aggregate basis, restaurant operating costs expressed as a percentage of total revenues have increased during both the third quarter and the year to date periods ended October 8, 1998 as compared to the respective periods ended September 30, 1997. These unfavorable increases are the direct result of the aforementioned acquisitions which added $9.3 million in revenues from company operated restaurants which operate with significantly higher cost of sales and occupancy and other expenses than the predominantly franchise oriented revenues generated by the Company prior to such acquisitions. Accordingly, meaningful comparisons to prior year periods are unavailable.

        Advertising costs increased by $118,000 and $136,000, respectively, during the third quarter and the year to date periods ended October 8, 1998 as compared to the respective periods ended September 30, 1997. These increases are entirely attributable to the addition of 86 company operated restaurants during the period ended October 8, 1998 and the associated advertising costs of those restaurants.

        General and administrative costs increased by $471,000 and $325,000, respectively, during the third quarter and the year to date periods ended October 8, 1998 as compared to the respective periods ended September 30, 1997. The $471,000 increase in general and administrative costs during the third quarter ended October 8, 1998 as compared to the prior year period is entirely attributable to the Company's acquisitions in 1998. The increase in general and administrative costs for the year to date period ended October 8, 1998, as compared to the prior year period, has been partially offset by reductions in corporate payroll, legal and consulting expenses during 1998.

        Interest expense reflects interest costs associated with capitalized real property leases associated with JB's restaurants acquired on September 1, 1998.

YEAR 2000

        The Company is currently working to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is investigating the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems, as well as the operational systems of the businesses recently acquired by the Company. Based on the preliminary review of the Company's existing and recently acquired businesses, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company. The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

        The Company's preliminary review of its information systems and those of the businesses recently acquired indicates that the point of sale cash register systems in certain restaurants must be replaced. In addition, the Company will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, the Company believes it will have addressed any potential Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $1.5 million to $2.0 million. As of October 8, 1998, the Company has incurred and expensed approximately $60,000 of expenditures consisting of internal staff costs as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

EFFECT OF INFLATION

        The Company's food and labor costs are subject to inflation. Many of the Company's employees are paid hourly rates related to the statutory minimum wage, therefore, increases in the minimum wage increase the Company's costs. On September 1, 1997 the California minimum wage was increased to $5.15 per hour. The California minimum wage was again increased on March 1, 1998 to $5.75 per hour. The Company also operates restaurants in the state of Minnesota, which has also undertaken increases to the statutory minimum wage. The continued increase in the statutory minimum wage has negatively impacted the Company's margins in its direct operations. In addition, most of the Company's leases have escalation provisions based on the consumer price index and increases in store revenues. Most leases also require the Company to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has been able to offset the majority of the effects of inflation to date through small price increases and economies resulting from the purchase of food products in increased quantities due to the increased number of franchise stores.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and short-term investments of $8.0 million at October 8, 1998 and $3.5 million at December 31, 1997. The increase in cash, cash equivalents and short-term investments is primarily due to the Company's receipt of $5.0 million from the exercise of 1.0 million common stock purchase warrants by Fidelity in connection with the Company's acquisition of Timber Lodge Steakhouse and JB's restaurants on September 1, 1998.

        Net cash used in operating activities was $722,000 during the period January 1, 1998 to October 8, 1998 which included the use of $2.0 million in cash to pay down accounts payable assumed in the acquisition of JB's restaurants. Investing activities required the Company to use $3.1 million of cash to fund the net purchase of $3.8 million of short-term investments and $932,000 of capital additions partially offset by net cash received from acquisitions of $1.5 million. Financing activities generated $4.6 million of cash primarily as result of the receipt of $5.0 million from the exercise of 1.0 million common stock purchase warrants by Fidelity.

        During the period ended October 8, 1998 the Company completed the conversion of three under-performing JB's restaurants to the Timber Lodge Steakhouse concept (the conversions were initiated by JB's prior to the completion of the acquisition) at an average conversion cost of approximately $850,000 including pre-opening costs. Over the next year, the Company expects to complete the conversion of up to nine additional JB's restaurants at a conversion cost of approximately $750,000 to $875,000 per restaurant. In addition, in 1999, the Company plans to begin remodeling certain JB's restaurants to improve and update the customer areas of the restaurants. These remodels are expected to cost between $75,000 and $100,000 per restaurant and the Company plans to complete between 12 and 20 of these remodels in 1999. The Company expects to fund JB's conversions to Timber Lodge and JB's remodels through available cash on hand, the sale of short-term investments and cash flow from operations.

        During the first quarter of 1999, the Company will begin replacing certain point of sale cash registers in the Company's restaurants and other hardware in order to meet year 2000 requirements. The Company expects to utilize equipment lease financing to fund the anticipated $1.5 million to $2.0 million cost of these replacements. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On September 1, 1998, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated July 31, 1998. At the meeting, stockholders adopted a merger agreement and issued shares of Common Stock of the Company to Timber Lodge Steakhouse, Inc. in an amount based on an exchange ratio subject to adjustment based on the price of GB Foods stock near the closing of the transaction based on a vote of 3,943,349 for the merger, 5,310 against the merger and 17,366 abstaining from voting. The stockholders voted to issue 1,000,000 shares of Common Stock of the Company to CKE Restaurants, Inc. for all of the capital stock of JB's Restaurants, Inc. based on a vote of 3,944,934 for the issuance, 17,194 against and 3,896 abstaining from the voting. The stockholders elected William P. Foley II (5,741,041 for and 30,633 withheld), Andrew F. Puzder (5,739,041 for and 32,633 withheld), T. Anthony Gregory 5,741,041 for and 30,633 withheld), Bruce H. Haglund (5,741,041 for and 30,633 withheld), C. Thomas Thompson (5,739,041 for 32,633 withheld), Frank P. Willey (5,739,041 for 32,633 withheld). The stockholders approved an amendment to the Company's Non-Qualified Stock Option Plan increasing options authorized to 975,000 shares based on a vote of 3,692,813 for, 234,593 votes against and 38,618 votes abstaining. The stockholders voted to approve the adoption of the Company's 1998 Stock Option Plan based on a vote of 3,639,913 votes for, 264,610 votes against with 61,501 votes abstaining. The stockholders voted to approve the name change of the Company from GB Foods Corporation to Santa Barbara Restaurant Group, Inc. based on a vote of 5,735,774 votes for, 21,024 votes against, 14,876 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 11     Calculation of Earnings per Share
             Exhibit 27 Financial Data Schedule (included in electronic filing only)

         (b) Reports on Form 8-K:

             (i) A current report on Form 8-K dated September 1, 1998, as amended by the current report on Form 8-K/A dated November 13, 1998, was filed to report the Company's merger with Timber Lodge Steakhouse, Inc., acquisition of JB's Family Restaurants, Inc. from CKE and the Company's name change from GB Foods Corporation to Santa Barbara Restaurant Group, Inc.

             (ii) A current report on form 8-K dated October 2, 1998 was filed to report the Company's change in fiscal year-end.

             (iii) A current report on form 8-K dated November 11, 1998 was filed to report the Company's change in auditors.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Santa Barbara Restaurant Group, Inc.
                                            (Registrant)

Date: November 23, 1998                     By: /s/ TED ABAJIAN
                                                --------------------------------
                                                Ted Abajian
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)