Form 10-K
period 1998-12-31
SANTA BARBARA RESTAURANT GROUP INC
filed 1999-03-31
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     33-0403086
(State or other jurisdiction of incorporation or           (I.R.S. Employer
              organization)                               Identification No.)


        3916 STATE STREET SUITE 300                              93105
        Santa Barbara, California                              (Zip Code)
 (Address of Principal Executive Office)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 491-6400
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                              ON WHICH REGISTERED:
     Common Stock -- $.08 Par Value                       Boston Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                 ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the common stock held by non-affiliates of the registrant on March 16, 1999 was approximately $26.1 million based upon the closing price of the common stock, as reported on the NASDAQ Small Cap Market.

   The number of shares of the common stock of the registrant outstanding on March 16, 1999 was 15,247,916.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                                                                       PAGE
                                                                                       ----
                                     PART I
Item 1.   Business ...................................................................   3
Item 2.   Properties .................................................................  10
Item 3.   Legal Proceedings ..........................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders ........................  11

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ......  11
Item 6.   Selected Financial and Operating Data ......................................  12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations ..............................................................  13
Item 8.   Financial Statements and Supplementary Data ................................  16
Item 9.   Changes in and Disagreements with Accountants and Financial
          Disclosure .................................................................  16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant .........................  16
Item 11.  Executive Compensation .....................................................  16
Item 12.  Security Ownership of Certain Beneficial Owners and Management .............  16
Item 13.  Certain Relationships and Related Transactions .............................  16

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K .............  18

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

   Santa Barbara Restaurant Group, Inc., (formerly known as GB Foods Corporation) a Delaware corporation ("SBRG" or the "Company") is engaged in the food service industry. As of December 31, 1998 the Company operated 56 JB's restaurants, 21 Timber Lodge Steakhouse restaurants, six Galaxy Diner restaurants and six Green Burrito restaurants. The Company also has 40 Green Burrito stand-alone franchise restaurants, 180 Green Burrito dual-concept franchise restaurants and 29 franchised JB's restaurants.

   On July 22, 1997, Fidelity National Financial, Inc. ("Fidelity") purchased 1,000,000 shares of the Company's common stock from the former Chief Executive Officer and principal stockholder ("Former Controlling Shareholder"), for a purchase price of $5,000,000 cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Former Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's common stock, of which 1,500,000 are immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 are immediately exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants expire on November 23, 2002 and the $7.00 Warrants expire on May 1, 2005. Simultaneously with the closing of the transaction, Fidelity transferred 30,000, $5.00 Warrants to its investment advisor. In a separate transaction, Fidelity also acquired 1,000,000 Warrants exercisable at $7.50 per share (the "$7.50 Warrants") from a law firm, which had provided services to the Company. The $7.50 Warrants expire on May 1, 2005. On September 1, 1998, Fidelity exercised 1,000,000 of the $5.00 warrants (see Material Developments in 1998).

   In conjunction with the Fidelity purchases, three of the Company's Directors, including, the Chief Executive Officer and Chief Financial Officer, resigned. Key officers of Fidelity have filled the Director and Chief Executive Officer vacancies, and a new Chief Financial Officer has been hired.

MATERIAL DEVELOPMENTS IN 1998

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

   On September 1, 1998, the Company and Timber Lodge acquired 62 JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants from subsidiaries of CKE Restaurants, Inc. ("CKE") in two transactions. First, the Company acquired all of the outstanding shares of JB's Family Restaurants, Inc., ("JBFRI"), an indirect wholly-owned subsidiary of CKE in exchange for 1,000,000 shares of the Company's common stock. At the time of the acquisition, JBFRI owned and operated 48 JB's Restaurants and four Galaxy Diner restaurants, and the JB's Restaurant franchise system which consisted of 29 JB's Restaurants. Then, Timber Lodge acquired all of the outstanding shares of JB Parent Corp., ("JBPC"), a wholly-owned subsidiary of CKE in exchange for 687,890 shares of Timber Lodge common stock (which were subsequently converted into 656,453 shares of the Company's Common Stock upon completion of the merger). At the time of the acquisition, JBPC owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants (which were transferred to JBPC from JBFRI prior to the acquisition). The Company has converted certain of the JB's restaurants it acquired into Timber Lodge Steakhouse restaurants and presently intends to continue operating the remaining JB's Restaurants, and the related JB's Restaurants franchise system, and Galaxy Diner restaurants acquired from JBFRI.

   Also on September 1, 1998, Fidelity exercised 1,000,000 warrants to purchase shares of the Company's common stock for a cash purchase price of $5,000,000. The Company has utilized such proceeds, in part, for the conversion of certain JB's Restaurants into Timber Lodge Steakhouse restaurants and for general corporate needs.

   On December 31, 1998 the Company completed a share exchange with Fidelity whereby Fidelity received 2,478,000 shares of the Company's common stock valued at $9.4 million as of December 31, 1998 in exchange for 2,408,874 shares or 8.2% of the outstanding shares of Rally's Hamburgers, Inc. ("Rally's") common stock and 274,900 shares or less than 1 percent of the outstanding shares of CKE common stock held by Fidelity, which combined were also valued at $9.4 million as of December 31, 1998.

     In two separate transactions, the Company has agreed to acquire a total of approximately $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties. On March 17, 1999 the Company executed a letter of intent with Checkers whereby the Company agreed to acquire for cash approximately $1.9 million of Checkers senior secured debt from two unaffiliated parties. In addition, on March 30, 1999 the Company executed a definitive agreement to purchase approximately $3.0 million of Checkers senior secured debt from an unaffiliated third party. The purchase will be paid for by the issuance of approximately 1.0 million unregistered shares of the Company's common stock. The shares will carry registration rights. The $4.9 million of 13% senior secured Checkers debt provides for the payment of monthly interest, and the principal balance is due on April 30, 2000.

RESTAURANT OPERATIONS

GREEN BURRITO

   CONCEPT AND MENU. The Green Burrito stores feature a menu of traditional Mexican food items including burritos, tostadas, enchiladas, tacos, gorditas, chili rellenos, tortilla soup, appetizers, soft drinks and non-alcoholic Mexican drinks. A variety of condiments, such as jalapeno peppers, hot sauce, and mild and hot salsa, are available at self-serve salsa bars enabling customers to spice and garnish their food according to individual tastes. In addition, the Company has a Mexican breakfast menu, including huevos rancheros, breakfast burritos, chorizo and egg burritos, tostadas rancheros and orange juice.

   The Company's Green Burrito restaurants offer traditional Mexican food with an emphasis on serving substantial portions of high-quality food using only top grade ingredients, including USDA sirloin steak, USDA ground beef, USDA pork, grade "A" chicken meat, real cheddar and Monterey Jack cheese, #1-long grain rice and triple-cleaned beans. The Company believes the prices for its menu items give customers good value; entree selections at Company Stores currently range in price from $.99 for a "super value menu" item to $4.09 for a combination plate including two steak tacos, salad, rice and beans. The most popular menu items include the "Big Ed" burrito, a burrito weighing over two pounds consisting of steak, carnitas, refried beans, rice, lettuce, tomato, guacamole, cheese and double tortillas at a price of $4.89, and "wet burritos," consisting of refried beans, rice, cheese, and a choice of steak, chicken, beef or pork covered with either green chili sauce or enchilada sauce, and cheese, served with tortilla chips at a price of $4.09. The menu also features special family prices which discount some of the menu items for large quantity orders.

   The Company has established certain criteria which, if met, allow the sale of alcoholic beverages for consumption on store premises with prior approval from the Company. One franchised restaurant serves alcoholic beverages; however, the Company may rescind the right to serve alcoholic beverages on 30 days' written notice if the criteria are not being met.

   COMPANY-OPERATED RESTAURANTS. As of December 31, 1998, the Company operated six restaurants, five of which are wholly-owned and one of which is owned by a limited partnership of which the Company is the general partner.

   FRANCHISE PROGRAM. As of December 31, 1998, the Company had 220 operating franchises, 180 of which were Green Burrito dual-concept restaurants. See "Green Burrito Dual-Concept Stores" below. Since the inception of the franchise program 50 franchise restaurants have been closed, and the Company has reacquired seven franchises, four of which are currently operated as Company Stores.

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

   The Franchise Agreement for free-standing stores grants the franchisee the right to operate a Green Burrito store at specified locations and obligates the Company to perform training and certain other assistance in consideration of the franchisee's payment of the franchise fees, the franchise royalty and the advertising fund contribution. The term of the Franchise Agreement is 10 years, subject to renewal by the franchisee for two additional five-year periods, provided that, among other things, the franchisee has fulfilled all the terms and conditions of the Franchise Agreement, enters into the then current Franchise Agreement with the Company and pays a renewal fee in accordance with its initial franchise agreement. The Franchise Agreement requires franchisees to purchase most equipment, food, supplies and products from sources approved by the Company in order to maintain consistency and quality from store to store.

   GREEN BURRITO DUAL-CONCEPT STORES. Since 1992, the Company has pursued the franchising of Green Burrito products alongside an existing quick-service restaurant line thereby enabling one restaurant facility to offer two restaurant concepts (the "dual concept"). Dual concept stores are not owned by the Company, as they are all owned and operated by third parties who pay an initial franchise fee to sell the Green Burrito products in their operations and pay continuing royalties and advertising fees based on a percentage of the gross sales of Green Burrito products. The Company has entered into the following dual-concept arrangements since 1992:

   Arby's/Green Burrito. In August 1992, the Company issued a franchise to an Arby's, Inc. ("Arby's") franchisee for a restaurant located in Long Beach, California. The Arby's franchisee remodeled an existing Arby's unit to include the Green Burrito dual-concept in the same facility. A second Arby's/Green Burrito store, located in Santa Maria, California, opened in January 1994.

   Carl's Jr./Green Burrito. In May 1995, the Company reached an agreement with CKE, the operator and franchisor of Carl's Jr. restaurants, pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. The agreement requires the payment of a one-time franchise fee of $7,500 when the restaurant opens and ongoing royalty payments of 4.0% of revenues. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. In November 1998, the Company and CKE modified the agreement as follows: CKE will convert 45 restaurants in both 1999 and 2000, 40 in 2001 and 36 in 2002 for a total of 328 Carl's Jr./Green Burrito dual brand restaurants at the expiration of the agreement on December 31, 2002. Additionally, the amended agreement expands the units available to satisfy CKE's development obligations by removing limitations on the number of franchised Carl's Jr. restaurants which can be converted and by including Hardee's restaurants and Hardee's franchisees. The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1998, there were a total of 176 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon Nevada, Oklahoma and Kansas. Currently, only 162 of the Carl's Jr./Green Burrito restaurants are counted towards CKE's development obligations as 14 of the existing restaurants were converted by Hardee's under a test agreement prior to CKE's acquisition of Hardee's in July 1997. The test agreement did not require the payment of a franchise fee or ongoing royalties. The Company and CKE may agree in the future to initiate royalty payments and the payment of a franchise fee thereby allowing these 14 restaurants to be counted towards this obligation.

   Long John Silvers/Green Burrito. In July 1997, the Company executed a dual-concept franchise agreement with American Seafoods Partners, which is a wholly owned subsidiary of Restaurant Management Company, a Franchisee operator of 120 Pizza Hut stores and 30 Long John Silvers stores. One store was converted in New Mexico and opened in September 1997. The continued conversion of additional Long John Silvers dual-concept stores will be contingent upon the success and consumer acceptance of the converted store.

   Texaco/CKE/Green Burrito. In October 1997, the Company executed a dual-concept franchise agreement with CKE and Texaco Refining and Marketing whereby they will co-develop 50 Carl's Jr./Texaco dual-brand locations including 15 branded with Green Burrito. The new locations will be developed in the Western United States over the next three years.

   FRANCHISE PROMOTION. The Company is discussing arrangements for dual-concept store franchises with other quick-service franchisors and others and will continue to pursue the sale of franchises to operators of free-standing restaurants.

TIMBER LODGE STEAKHOUSE

        CONCEPT AND MENU. Timber Lodge Steakhouse restaurants offer consistent high-quality traditional American meals at moderate prices and in generous portions. Each restaurant incorporates a "north woods" theme with its log-framed interior, fireplaces, hardwood floors and wood tables, chairs and booths, all of which help to create a cozy feeling of dining in a warm, comfortable north woods log cabin. Hunting, fishing, trapping, logging and other memorabilia reflecting the history particular to northern tier states adorn the walls, together with murals depicting regional folklore such as Paul Bunyan. Oversized silverware, plates, and food portions are consistent with a hunting lodge atmosphere. The casual atmosphere makes the restaurants appropriate for a number of occasions. The Company trains its employees to provide excellent service, enhancing the distinctive dining experience. Currently, all of the Company's restaurants' hours are limited to the service of dinner.

        The menu is designed to appeal to a broad range of tastes and provides entertaining descriptions of the selections. Steaks, the restaurants' featured entrees, are selected, aged and trimmed to the Company's customized specifications. The menu also offers prime rib, barbecued ribs, fresh seafood, chicken, pork chops and pasta. As part of the Company's commitment to quality, it emphasizes fresh ingredients and uses beef that has never been frozen. The Company offers daily specials, and regularly tests new menu selections which, if well received, are added to the menu or replace less popular entrees. Accompaniments such as Golden Wheat bread and specialty appetizers such as the "Paul Bunyan Onion," as well as desserts and full liquor service, are also offered. Menu items range from $7.95 to $18.95 in price with the average dining check per customer totaling approximately $17 to $18 (including beverages served with dinner, but excluding drinks served while customers are awaiting seating). A children's menu with lower-priced selections is also available.

        TARGET MARKET. The Company's target market is adults 25-65 with a primary focus on the "early middle aged group" and moderate to moderately-high incomes. The Company believes that its steakhouse restaurants, menu, pricing and atmosphere appeal to this group and distinguishes them from other moderately priced restaurants, as well as from other steakhouses. Because the restaurants' patrons are likely to have children or grandchildren, the Company caters to families as well with its children's menus, reasonable prices and casual atmosphere. While each of the restaurants contains a bar, the Company believes that its restaurants are generally selected for dining.

        MANAGEMENT AND EMPLOYEES. The management staff of each restaurant consists of a general manager, assistant manager, kitchen manager and assistant kitchen manager. Each general manager is generally assigned one restaurant for a minimum of four years, which the Company believes promotes stability and accountability. The general managers are paid a base salary and a performance bonus based on unit-profitability and improved sales performance of the restaurant which they manage. The Company has traditionally hired general managers who have restaurant management experience, and plans to do so for future restaurants. Each restaurant employs approximately 55 hourly employees, most of whom are employed part-time.


JB'S RESTAURANTS

   CONCEPT AND MENU. The Company's JB's restaurants are family style restaurants offering a variety of breakfast, lunch and dinner selections at moderate prices. Over the past 18 months, JB's has focused on improving its price/value relationship by upgrading food quality and emphasizing customer service. The JB's restaurant's soup and salad bar features homestyle soups, salads, fresh fruits and vegetables. The restaurants also feature the JB's Bakery with a full line of freshly baked products.

   JB's restaurants range in size from 3,800 square feet to 6,500 square feet with an average of 4,875 square feet. Seating capacity for the restaurants ranges from approximately 110 to 180. The JB's restaurant decor is designed to provide an appealing and relaxed atmosphere. The primarily free standing restaurants are typically open 18 hours a day, seven days a week. With the exception of the breakfast buffet and the soup and salad bar, all entrees are cooked to order and served by waiters and waitresses with an average check of approximately $5.80.

   MANAGEMENT AND EMPLOYEES. Each JB's Restaurant has a general manager who directs the restaurant's daily operations and two assistant managers. To become a general manager, an employee generally must complete JB's management training program and, unless previously experienced as a full service restaurant general manager, serve as an assistant manager for approximately one year. General managers are responsible for hiring, providing ongoing staff training, and for the overall operation of the restaurant. General and assistant managers participate in a performance based incentive program in addition to a competitive base salary.

   FRANCHISE PROGRAM. The Company has predominantly franchised JB's restaurants which were previously operated by JB's in small isolated cities and in certain other strategically advantageous situations. The majority of JB's franchise agreements require the payment of an initial franchise fee of $25,000 per restaurant and requires the payment of continuing royalty fees of between 3.25% and 4.0% of gross revenues. Under JB's "Employee Ownership Program", which is designed to offer management employees the opportunity to become franchisees, individuals receive a credit against the initial franchise fee for one franchised restaurant based on the number of years of service with JB's. A credit of $12,500 is given for 10-14 years of service, $18,750 for 15-19 years of service and $25,000 for over 20 years of service.

GALAXY DINER

   CONCEPT AND MENU. Galaxy Diner is a 1950's theme restaurant with 1950's decor, menu and music. The menu covers all day-parts -- breakfast, lunch and dinner, plus special menus have been devised for the soda fountain and a full kids menu on a separate activity sheet. The Galaxy Diner restaurants have an average check of approximately $6.00.

   MANAGEMENT AND EMPLOYEES. Each Galaxy Diner has a general manager who directs the restaurant's daily operations and three managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with an extensive operations manual to assure uniformity of operations and consistent high quality products. Galaxy Diner has a performance based incentive program covering all its restaurant managers in addition to a competitive base salary.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   The Company is engaged in three industry segments. Financial information concerning the Company's business is included in Part II of this Form 10-K.

INVESTMENT IN AFFILIATED COMPANIES

        Rally's. Rally's operates and franchises 482 Rally's Hamburgers double drive-thru quick-service hamburger restaurants in 18 states, primarily in the Midwest and Sunbelt. The Company presently has an 8.2% ownership interest in Rally's. Rally's has a 26% interest in Checkers which operates and franchises 483 Checkers Drive-In Restaurants double drive-thru quick-service hamburger restaurants in 23 states.

        CKE. CKE owns operates and franchises 3,788 quick-serve restaurants, primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. The Company presently has less than a 1.0% ownership interest in CKE.

COMPETITION

   The restaurant industry is intensely competitive in the attraction of consumers and franchisees and in obtaining suitable sites for new stores. Some of the key competitive factors in the restaurant industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant location, price and attractiveness of facilities. The Company and its franchisees compete with locally-owned restaurants as well as with national and regional chains, many of which have national name recognition and greater advertising, financial, and other resources than the Company. As the Company's competitors expand operations, competition can be expected to intensify. Such increased competition could have a material adverse effect on the Company's financial condition and results of operations.

TRADEMARKS

   The Company believes that its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company owns a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, but not limited to, "JB's", "JB's Restaurants", "Galaxy Diner", "Timber Lodge Steakhouse", "The Lodge in the Heart of the City", "Green Burrito" and "Big Ed Burrito". It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

   The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is also subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, dictating substantive standards that govern the relationship between franchisor and franchisees including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements.

   Approximately 15% of the Company's steakhouse revenues are attributable to the sale of alcoholic beverages (including alcoholic beverages sold while customers are awaiting seating). Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect its operations.

   In certain states, the Company may be subject to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

ENVIRONMENTAL MATTERS

   The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from our restaurants, as well as handling and disposal practices for solid and hazardous wastes. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.

   We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. We cannot assure you that environmental conditions relating to prior, existing or future restaurants will not have a material adverse effect on us. Moreover, there is no assurance that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

EMPLOYEES

   On December 31, 1998, the Company had approximately 3,400 employees, of whom approximately 30 were employed in the corporate office and approximately 3,370 were employed in Company-operated restaurants. Of the total employees in the Company-operated restaurants, approximately 270 were employed as salaried managers and approximately 3,100 were employed as hourly food handlers. The Company has never experienced a work stoppage and believes its employee relations to be good. No employee of the Company is represented by a union.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   The Company wishes to caution readers that the information contained and incorporated by reference herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. These factors include, but are not limited to, the competitive environment in the restaurant industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, and uncertainties related to the integration of Timber Lodge and JB's. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies, plans or intentions. The accompanying information contained in this Form 10-K, including without limitation the information set forth under "Item 1 .Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such difference.

   The acquisition of JB's restaurants and Timber Lodge significantly increased the size of the Company. Managing the Company and integrating the acquired business operations of JB's and Timber Lodge will continue to present a significant challenge to the Company's management. Historically, JB's has experienced same store sales declines and reduced operating margins. The Company continues to evaluate the restaurant operations of JB's and various short and long-term strategic considerations in the process of assessing the extent to which JB's restaurant operations will be restructured or otherwise modified by the Company. One of the objectives of the Company's turnaround strategies for JB's is to stem the recent negative operating trends experienced by JB's. However, there can be no assurance that these strategies will be successful. If the Company is unable to achieve anticipated improvements in restaurant-level operating margins in both JB's and Timber Lodge on a timely basis, cash flows generated from JB's and Timber Lodge operations may not be adequate to support the Company's turnaround strategies for JB's and brand expansions strategies for Timber Lodge. Restructuring and integrating the restaurant operations of JB's and Timber Lodge will require the dedication of significant capital and management resources which may cause an interruption of, or a loss of momentum in, the activities of the Company related to its Green Burrito brand. Failure to effectively accomplish the integration of the Company's operations or to improve the JB's and Timber Lodge results of operations could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES

        The following table sets forth information regarding the Company's restaurant properties at December 31, 1998:


                                                    Land            Land           Land
                                                     and         Leased and         and
                                                  Building        Building        Building
                                                    Owned           Owned          Leased           Total
                                                 -----------     -----------     -----------     -----------
JB's & Galaxy Diner:
  Company-operated ....................                   11               5              46              62
  Franchisee-operated (1) .............                    2              --               9              11
  Third party-operated/vacant (2) .....                   --              --              10              10
                                                 -----------     -----------     -----------     -----------
     Subtotal .........................                   13               5              65              83
                                                 -----------     -----------     -----------     -----------

Timber Lodge Steakhouse:
   Company-operated ...................                    1               1              19              21
                                                 -----------     -----------     -----------     -----------
     Subtotal .........................                    1               1              19              21
                                                 -----------     -----------     -----------     -----------

Green Burrito:
  Company-operated ....................                   --              --               6               6
                                                 -----------     -----------     -----------     -----------
     Subtotal .........................                   --              --               6               6
                                                 -----------     -----------     -----------     -----------

       Total ..........................                   14               6              90             110
                                                 ===========     ===========     ===========     ===========



(1) "Franchisee-operated" properties are those which are owned or leased by the Company and subleased to franchisee operators.

(2) "Third party-operated/vacant" properties are those which are leased by the Company and are either operated by unaffiliated entities or are currently vacant.

        The terms of the Company's leases or subleases vary in length expiring on various dates through 2018. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options. The Company's principal executive office is located in Santa Barbara, California.

        The Company is also the primary lessee of two facilities, formerly occupied by the Company, which have been subleased to unrelated third parties. A 2,800 square foot facility in Newport Beach, California is leased through June 1999 with payments of approximately $5,200 per month and is subleased by the Company through the lease term for approximately $5,200 per month. An 8,800 square foot facility also in Newport Beach, California is leased through September 2000 for payments of approximately $17,652 per month and is subleased by the Company through the lease term for approximately $17,652 per month.

ITEM 3. LEGAL PROCEEDINGS

        The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees and franchisees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations. The Company notes that an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's common stock trades on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market, under the symbol "SBRG." The Company's common stock is also listed on the Boston Stock Exchange under the symbol "SBO." Prior to the Company's name change on September 1, 1998, the Company's common stock traded under the symbol "GBFC" on the Nasdaq Small Cap Market and under the symbol "GBF" on the Boston Stock Exchange. The following table sets forth, for the fiscal periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq Small Cap Market. The prices represent quotations between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions.


                                  SALES PRICE
                        -------------------------------
                          HIGH                    LOW
                        ---------              --------
1997
First Quarter           $   8 1/8              $  6 3/8
Second Quarter              6 1/4                 4 3/4
Third Quarter              14 3/8                 4 7/8
Fourth Quarter             14 1/4                 9 1/2

1998
First Quarter           $  10 15/16            $  6 7/8
Second Quarter              8 1/8                 6 1/4
Third Quarter               7 11/16               3
Fourth Quarter              4 15/32               3 1/8


        The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On December 31, 1998, the approximate number of record holders of the Company's common stock was 274.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data for the five years ended December 31, 1998 is derived from the Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.


                                                                         YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                 1998             1997             1996             1995             1994
                                               --------         --------         --------         --------         --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ..................................    $ 35,562         $  5,152         $  4,795         $  6,599         $  6,612
Total expenses, excluding
litigation settlement and related costs ...     (34,186)          (4,298)          (4,843)          (7,716)          (8,287)

Litigation settlements and related
costs (1) .................................          --               --               --             (805)          (2,869)

Net income (loss) .........................       1,376              854              (48)          (1,922)          (4,544)

Diluted net income (loss) per
share .....................................        0.15             0.11            (0.01)           (0.32)           (0.90)

Diluted weighted average shares
outstanding ...............................       9,287            7,752            6,178            5,983            5,029

CONSOLIDATED BALANCE SHEET DATA:
Total assets ..............................      75,830            4,802            3,462            3,277            4,267
Long-term debt (2) ........................       6,235               --               15               25                8


(1) Represents the costs associated with the settlement of litigation between the Company and certain franchisees.

(2) Includes $5.7 million of capital lease obligations as of December 31, 1998.


        No dividends were paid or declared during the five years ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        On September 1, 1998 the Company completed a merger with Timber Lodge Steakhouse, Inc. and the acquisition of JB's Family Restaurants Inc. which are more fully described in Item 1 above and in Note 2 of Notes to Consolidated Financial Statements. The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and the notes thereto found elsewhere in this Report. The addition of 86 company operated and 29 franchised restaurants associated with these transactions are the principal reasons for the significant differences when comparing results of operations for the period ending December 31, 1998 with the results of operations for the period ending December 31, 1997. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

                              RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income for the years indicated:


                                                        YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                  1998(1)         1997          1996
                                                ----------     ----------    ----------
Revenues:
  Restaurant operations ..................            92.5%          58.6%         62.3%
  Franchised restaurants and other .......             7.5           41.4          37.7
                                                ----------     ----------    ----------
     Total revenues ......................           100.0          100.0         100.0
                                                ----------     ----------    ----------

Restaurant operating costs: (2)
  Food and packaging .....................            34.3           38.2          40.5
  Payroll and other employee benefits ....            34.9           28.9          29.5
  Occupancy and other operating costs ....            22.0           27.2          27.2
                                                ----------     ----------    ----------
                                                      91.2           94.3          97.2
Advertising (2) ..........................             3.0            1.8           1.9
Pre-opening expense (2) ..................             1.2           --            --
General and administrative ...............             8.4           31.5          43.4
                                                ----------     ----------    ----------

Operating income (loss) ..................             3.3           12.2          (5.1)
Interest expense .........................            (0.6)          --            (0.1)
Other income, net ........................             1.3            4.4           4.2
Income (loss) before income taxes ........             4.0           16.6          (1.0)
Income tax expense .......................             0.1           --            --
                                                ----------     ----------    ----------
Net income (loss) ........................             3.9%          16.6%         (1.0)%
                                                ----------     ----------    ----------

----------

(1) Fiscal 1998 includes operating results of Timber Lodge, JB's restaurants and Galaxy Diner from and after September 1, 1998.

(2)     As a percentage of revenues from Company-operated restaurants.

REVENUES

        Revenues from Company-operated restaurants increased $29.9 million to $32.9 million in fiscal 1998 as compared with $3.0 million in fiscal 1997. Included in fiscal 1998 are $17.9 million and $12.2 million in revenues from JB's restaurants and Timber Lodge Steakhouse, respectively, both of which were acquired on September 1, 1998. Revenues from Company-operated Green Burrito restaurants decreased $188,000 or 6.2% to $2.8 million in fiscal 1998 as compared with $3.0 million in fiscal 1997. The decrease in Green Burrito revenues is due to a 3.6% or $93,000 decrease in same-store sales and the closure of one Company-operated restaurant in November 1998.

        The Company's revenues from Company-operated restaurants increased $31,000 or 1.0% to $3.0 million in fiscal 1997 compared with fiscal 1996. The increase in revenues is attributable to a 2.5% or $67,000 increase in same-store sales, partially offset by the closure of one Company-operated restaurant in fiscal 1996.

        Revenues from franchised restaurants increased $462,000 or 28.2% to $2.1 million in fiscal 1998 as compared with $1.6 million in fiscal 1997. This increase is principally due to the addition of royalties earned by the JB's franchise system ($473,000), increased royalties from the Green Burrito franchise system ($40,000) partially offset by a $51,000 decrease in franchise fees earned by Green Burrito due to six fewer dual-concept franchise stores opened in fiscal 1998 as compared to fiscal 1997. Fiscal 1997 revenues from franchised restaurants increased $181,000 or 12.4% to $1.6 million as compared with $1.5 million in fiscal 1996. The increase is primarily due to the addition of 50 dual-concept franchise stores in fiscal 1997.

OPERATING COSTS AND EXPENSES

        Food and packaging costs as a percentage of restaurant sales decreased to 34.3% in fiscal 1998 as compared with 38.2% in fiscal 1997. The decrease is primarily due to the addition of JB's restaurants in fiscal 1998 which operate with significantly lower food and packaging costs as a percent of sales (32%) as compared to Green Burrito. For fiscal 1997, food and packaging costs decreased as a percentage of sales to 38.2% from 40.5% in fiscal 1996. The decrease in food and packaging costs was the direct result of lower food and packaging costs negotiated with vendors in 1997.

        Payroll and other employee benefits increased as a percentage of sales to 34.9% in fiscal 1998 as compared with 28.9% in fiscal 1997. The increase is attributable to the addition of JB's and Timber Lodge in fiscal 1998 which operate with higher payroll and other employee benefits costs than Green Burrito. For fiscal 1997, payroll and other employee benefits costs decreased as a percentage of sales to 28.9% from 29.5% in fiscal 1996. The decrease in payroll and other employee benefits costs was primarily due to the 2.5% increase in same-store sales in fiscal 1997 as compared to fiscal 1996.

        Occupancy and other operating costs decreased as a percentage of sales to 22.0% for fiscal 1998 as compared with 27.2% in fiscal 1997. The decrease in occupancy and other operating costs is attributable to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which operate with lower occupancy and other costs than Green Burrito. Occupancy and other operating costs were constant at 27.2% of revenues in fiscal 1997 and fiscal 1996.

        Advertising costs increased to 3.0% of sales in fiscal 1998 as compared with 1.8% and 1.9%, in fiscal years 1997 and 1996, respectively. The increase in advertising costs is entirely due to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which typically spend three to four percent of sales on advertising costs.

        Pre-opening expense of $386,000 in fiscal 1998 represents costs associated with the conversion of three JB's restaurants to Timber Lodge Steakhouse restaurants in fiscal 1998.

        General and administrative expenses decreased as a percentage of total revenues to 8.4% for fiscal 1998 as compared with 31.5% in fiscal 1997. The decrease in general and administrative expense as a percentage of total revenues is attributable to the addition of JB's restaurants and Timber Lodge which, are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expenses as a percentage of sales than the primarily franchise oriented operations of the Company prior to the acquisitions. For the years ended December 31, 1997 and 1996 general and administrative expense was $1.6 million and $2.1 million, respectively, representing 31.5% and 43.4%, respectively, of total revenues. The decrease in general and administrative expenses from 1996 to 1997 is primarily the result of decreased corporate expenses relating to the downsizing of the corporate office and staff which were the result of the management change that occurred in 1997.

        Interest expense primarily reflects interest costs associated with capitalized real property leases associated with JB's restaurants.

        Other income, net primarily reflects interest income on invested cash, short-term investments and notes receivable. Other income, net increased by $216,000 or 95% in fiscal 1998 as compared with fiscal 1997. The increase is mostly attributable to higher cash and short-term investment balances in fiscal 1998 as compared with fiscal 1997. Other income, net of $228,000 in fiscal 1997 was only slightly higher than the $199,000 of other income, net generated in fiscal 1996.

        Year 2000. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is investigating the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems, as well as the operational systems of the businesses recently acquired by the Company. Based on the preliminary review of the Company's existing and recently acquired businesses, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company. The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

        The Company's review of its information systems and those of the businesses recently acquired indicates that the point of sale cash register systems in certain restaurants must be replaced. In addition, the Company will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of September, 1999, the Company believes it will have addressed any potential significant Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $1.5 million to $2.0 million. As of December 31, 1998, the Company has incurred and expensed approximately $75,000 of expenditures consisting of internal staff costs, as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

        Utilization of Net Operating Loss Carryforwards. At December 31, 1998 and 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.5 million and $11.9 million respectively, which expire in the years 2008 through 2011. At December 31, 1998 and 1997, the Company had state net operating loss carryforwards of approximately $4.3 million and $5.7 million respectively, which expire in the years 1999 through 2001. Utilization of the carryforwards will be limited to specific amounts each year. These net operating loss carryforwards resulted in a deferred tax asset of approximately $4.3 million as of December 31, 1998. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a valuation allowance against these carryforward benefits. The benefits would be recognized only as reassessment demonstrates they are realizable, which is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

        Effect of Inflation. Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company's costs. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has generally been able to offset the effects of inflation to date through small menu price increases. There can be no assurance that the Company will be able to continue to offset the effects of inflation through menu price increases.

        New Accounting Pronouncements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits," an amendment of SFAS No. 87, No. 88 and No. 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. This Statement is not applicable to the Company.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has no instruments or transactions subject to this Statement.

        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement is not applicable to the Company.

        Liquidity and Capital Resources. The Company had cash, cash equivalents and short-term investments of $7.0 million at December 31, 1998 and $3.5 million at December 31, 1997. The increase in cash, cash equivalents and short-term investments is primarily due to the Company's receipt of $5.0 million from the exercise of 1,000,000 Common Stock Purchase Warrants by Fidelity in connection with the Company's acquisition of Timber Lodge Steakhouse and JB's restaurants on September 1, 1998. (See Note 2 of Notes to Consolidated Financial Statements.)

        Net cash provided by operating activities was $644,000 during fiscal 1998. The Company used $1.6 million in cash to pay down accounts payable and accrued payroll liabilities assumed in the acquisition of JB's restaurants. Additionally, the Company used 495,000 to purchase inventory and other current assets. These cash outflows were offset by net income and depreciation and amortization of $1.4 million and $1.3 million, respectively. Investing activities required the Company to use $1.4 million in cash to fund $3.0 million of capital additions partially offset by net cash received from acquisitions of $637,000 and $553,000 in proceeds from the sale of one JB's restaurant that had been previously closed. Financing activities generated $4.6 million of cash primarily as result of the receipt of $5.0 million from the exercise of 1,000,000 Common Stock Purchase Warrants by Fidelity. (See Note 2 of Notes to Consolidated Financial Statements.)

        The current ratio (current assets divided by current liabilities) at December 31, 1998 was 0.8:1.0 compared to 9.3:1.0 at December 31, 1997. The dramatic change in liquidity from 1997 to 1998 is due to the acquisition of JB's restaurants and Timber Lodge Steakhouse, both of which operate with a significant negative working capital balance as result of the relatively small receivable and inventory balances carried by each which typically turn faster than accounts payable to vendors.

        During fiscal 1998 the Company completed the conversion of three under-performing JB's restaurants to the Timber Lodge Steakhouse concept at an average conversion cost of approximately $850,000 including pre-opening costs. A fourth JB's to Timber Lodge conversion was completed on January 19, 1999. The Company expects to complete two additional JB's to Timber Lodge conversions during fiscal 1999. In addition, in 1999, the Company plans to begin remodeling certain JB's restaurants to improve and update the customer areas of the restaurants. These remodels are expected to cost between $75,000 and $100,000 per restaurant and the Company plans to complete between 12 and 20 of these remodels in 1999. The Company expects to fund JB's conversions to Timber Lodge and JB's remodels through available cash on hand and cash flow from operations.

        During the first quarter of 1999, the Company will begin replacing certain point of sale cash registers in the Company's restaurants and other hardware in order to meet year 2000 requirements. The Company expects to utilize equipment lease financing to fund the anticipated $1.5 million to $2.0 million cost of these replacements. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings, the sale of assets or from other sources. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

        Market Risk. The Company maintains investments in the publicly-traded common stock of certain affiliated companies. See Note 5 of the accompanying Notes to Consolidated Financial Statements. The fair value of these securities at December 31, 1998, was $9.4 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $940,000 and $1.9 million, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as such investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists.

        At March 26, 1999, the fair value of the Company's investment in the common stock of affiliated companies approximated $6.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 11, 1998, the Company filed a Special Report on Form 8-K reporting the change of its principal accountants from Grant Thornton LLP to KPMG LLP.



                                    PART III

ITEMS 10 THROUGH 13.

        Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include information pertaining to the registrants directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SANTA BARBARA RESTAURANT GROUP, INC.

                                       By:  /s/   ANDREW F. PUZDER
                                          -------------------------------
                                          Andrew F. Puzder
                                          Chief Executive Officer


Date: March 31, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                            TITLE                                            DATE
----------                            -----                                            ----
/s/ WILLIAM P. FOLEY, II              Chairman of the Board, Director
-------------------------------
William P. Foley, II

/s/  ANDREW F. PUZDER                 Chief Executive Officer, Director
-------------------------------
Andrew F. Puzder                      (Principal Executive Officer)

/s/  THEODORE ABAJIAN                 Chief Financial Officer,
-------------------------------
Theodore Abajian                      (Principal Financial and Accounting Officer)

/s/  FRANK P. WILLEY                  Director
-------------------------------
Frank P. Willey

/s/  BRUCE H. HAGLUND                 Director
-------------------------------
Bruce H. Haglund

/s/  T. ANTHONY GREGORY               Director
-------------------------------
T. Anthony Gregory

/s/ C. THOMAS THOMPSON                Director
-------------------------------
C. Thomas Thompson

/s/  DERMOT F. ROWLAND                Director
-------------------------------
Dermot F. Rowland

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:


                                                                                                 PAGE
                                                                                                 ----
Reports of Independent Auditors............................................................      F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997...............................      F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.      F-4
Consolidated  Statements of  Shareholders'  Equity for the years ended  December 31, 1998,
1997 and 1996 ............................................................................       F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.      F-6
Notes to Consolidated Financial Statements.................................................      F-7
Schedule II -- Valuation and Qualifying Accounts...........................................      F-22

(a) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

        All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information called for is shown in the consolidated financial statements or in the notes thereto.

(a) (3) EXHIBITS:

        An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated herein by reference.

(b) CURRENT REPORTS ON FORM 8-K:

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of
Santa Barbara Restaurant Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.


/s/ KPMG LLP


Orange County, California
February 18, 1999, except
for Note 18 which is as of
March 30, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Shareholders of
Santa Barbara Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheet of Santa Barbara Restaurant Group, Inc. (formerly GB Foods Corporation, Inc.) as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Barbara Restaurant Group, Inc. as of December 31, 1997 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Santa Barbara Restaurant Group, Inc. for the years ended December 31, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be included therein.


/s/ Grant Thornton LLP


Irvine, California
January 30, 1998

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                        -------------------------
                                                                                           1998              1997
                                                                                        --------         --------
                                                                                           (Dollars in thousands)
Current assets:
  Cash and cash equivalents ..........................................................  $  7,043         $  3,167
  Short-term investments .............................................................        --              286
  Accounts receivable, net of allowance for doubtful accounts of
     $125,000 in 1998 and $82,000 in 1997 ............................................       874              198
  Current portion of notes receivable ................................................       239               79
  Inventories ........................................................................       990               41
  Deferred income taxes, net .........................................................     1,152               --
  Prepaid expenses ...................................................................       443              156
  Other current assets ...............................................................       472               22
                                                                                        --------         --------
          Total current assets .......................................................    11,213            3,949
 Property and equipment, net .........................................................    27,447              449
 Property under capital leases, net ..................................................     5,214               --
 Investments in affiliated companies .................................................     9,447               --
 Notes receivable, net ...............................................................     1,732              339
 Costs in excess of net assets acquired, net of
   Accumulated amortization of $139,000 in 1998 ......................................    20,320               --
 Other assets ........................................................................       457               65
                                                                                        --------         --------
                                                                                        $ 75,830         $  4,802
                                                                                        ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt .............................................  $     44         $     --
  Current portion of capital lease obligations .......................................       886               --
  Accounts payable and accrued expenses ..............................................     4,902              284
  Accrued salaries, wages and employee benefits ......................................     3,573              114
  Other current liabilities ..........................................................     5,078               25
                                                                                        --------         --------
          Total current liabilities ..................................................    14,483              423
 Long-term debt, less current installments ...........................................       585               --
 Capital lease obligations, less current portion .....................................     5,650               --
 Deferred income taxes, net ..........................................................       336               --
 Other long-term liabilities .........................................................     5,302               61
 Shareholders' equity
  Common stock, $.08 par value, authorized 50,000,000 shares;
  15,238,908 and 6,571,485 shares issued and outstanding in
   1998 and 1997, respectively .......................................................     1,219              526
  Additional paid-in capital .........................................................    59,416           16,329
  Accumulated deficit ................................................................   (11,161)         (12,537)
                                                                                        --------         --------
          Total shareholders' equity .................................................    49,474            4,318
                                                                                        --------         --------
                                                                                        $ 75,830         $  4,802
                                                                                        ========         ========


                   The accompanying notes are an integral part of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                    1998              1997             1996
                                                   --------         --------        --------
                                                (Amounts in thousands, except per share amounts)
Revenues:
  Restaurant operations .......................    $ 32,901         $  3,019        $  2,988
  Franchised restaurants ......................       2,101            1,639           1,458
  Other .......................................         560              494             349
                                                   --------         --------        --------
     Total revenues ...........................      35,562            5,152           4,795
                                                   --------         --------        --------

Restaurant operating costs:
  Food and packaging ..........................      11,292            1,152           1,211
  Payroll and other employee benefits .........      11,480              871             880
  Occupancy and other operating costs .........       7,225              822             813
                                                   --------         --------        --------
                                                     29,997            2,845           2,904
Advertising ...................................         998               55              56
Pre-opening expense ...........................         386               --              --
General and administrative ....................       2,996            1,624           2,081
                                                   --------         --------        --------
                                                      4,380            1,679           2,137
                                                   --------         --------        --------

Operating income (loss) .......................       1,185              628            (246)

Interest expense ..............................        (204)              --              (3)
Other income, net .............................         444              228             199
                                                   --------         --------        --------
Income  (loss) before income taxes ............       1,425              856             (50)
Income tax expense (benefit) ..................          49                2              (2)
                                                   --------         --------        --------
Net income (loss) .............................    $  1,376         $    854        $    (48)
                                                   ========         ========        ========
Basic net income (loss) per share .............    $    .16         $    .14        $   (.01)
                                                   ========         ========        ========
Diluted net income (loss) per share ...........    $    .15         $    .11        $   (.01)
                                                   ========         ========        ========
Basic weighted average shares outstanding .....       8,529            6,293           6,178
                                                   ========         ========        ========
Diluted weighted average shares outstanding ...       9,287            7,752           6,178
                                                   ========         ========        ========

                   The accompanying notes are an integral part of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                             COMMON STOCK
                                                       ------------------------       ADDITIONAL                          TOTAL
                                                          NUMBER                        PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                                        OF SHARES        AMOUNT         CAPITAL          DEFICIT         EQUITY
                                                       --------        --------        --------        --------         --------
                                                                                    (Amounts in thousands)

Balance, December 31, 1995 .......................        6,284        $    503        $ 15,269        $(13,343)        $  2,429
  Issuance of common stock
    under stock option plans .....................          156              12             502              --              514
  Net loss .......................................           --              --              --             (48)             (48)
                                                       --------        --------        --------        --------         --------
Balance, December 31, 1996 .......................        6,440             515          15,771         (13,391)           2,895
  Issuance of common stock
    under stock option plans .....................          131              11             558              --              569
  Net income .....................................           --              --              --             854              854
                                                       --------        --------        --------        --------         --------
Balance, December 31, 1997 .......................        6,571             526          16,329         (12,537)           4,318
                                                       --------        --------        --------        --------         --------
  Issuance of common stock
   under stock option plans ......................           63               5             206              --              211
  Issuance of common stock
    to acquire JB's Family
    Restaurants, Inc. ............................        1,000              80           8,033              --            8,113
   Issuance of common stock
     to acquire JB Parent Corp. ..................          656              52           3,289              --            3,341
   Issuance of common stock
     to acquire Timber Lodge
     Steakhouse, Inc. ............................        3,471             278          17,390              --           17,668
  Exercise of common stock
    purchase warrants ............................        1,000              80           4,920              --            5,000
  Issuance of common stock to
    acquire investments in
    affiliated companies .........................        2,478             198           9,249              --            9,447

    Net income ...................................           --              --              --           1,376            1,376
                                                       --------        --------        --------        --------         --------
Balance, December 31, 1998 .......................       15,239        $  1,219        $ 59,416        $(11,161)        $ 49,474
                                                       ========        ========        ========        ========         ========

                   The accompanying notes are an integral part of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                         1998             1997             1996
                                                                       --------         --------         --------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss) ................................................   $  1,376         $    854         $    (48)
  Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
       Depreciation and amortization ...............................      1,278              297              344
       Provision for deferred income taxes .........................         26               --               --
       Loss on disposal of equipment and improvements ..............         --               --              154
  Changes in operating assets and liabilities:
       Accounts receivable .........................................        (21)              69              (12)
       Inventory, prepaids and other current assets ................       (495)            (151)              44
       Accounts payable and accrued expenses .......................       (569)             (76)            (203)
       Accrued salaries, wages and employee benefits ...............     (1,046)               5               --
       Other current liabilities ...................................         95               12              (67)
                                                                       --------         --------         --------
          Net cash provided by operating activities ................        644            1,010              212
                                                                       --------         --------         --------
Cash flows from investing activities:
  Proceeds from maturity of short-term investments .................        286            5,175            2,082
  Purchases of short-term investments ..............................         --           (4,440)          (2,339)
  Cash received from acquisitions, net of acquisition fees .........        637               --               --
  Issuance of new notes receivable .................................        (92)              --               --
  Collections on notes receivable ..................................        252               80               41
  Net change in other assets .......................................        (34)              38               (3)
  Proceeds from sale of  property and equipment ....................        553               69               76
  Purchases of  property and equipment .............................     (2,998)             (63)             (36)
                                                                       --------         --------         --------
          Net cash provided by (used in) investing activities ......     (1,396)             859             (179)
                                                                       --------         --------         --------
Cash flows from financing activities:
   Repayment of capital lease obligations ..........................       (268)              --               --
   Repayments of revolving line of credit and
     long-term debt ................................................       (134)             (25)             (10)
  Proceeds from issuance of common stock ...........................      5,211              569              515
  Net change in other long term liabilities ........................       (181)              --               (1)
                                                                       --------         --------         --------
          Net cash provided by financing activities ................      4,628              544              504
                                                                       --------         --------         --------

Net increase in cash and cash equivalents ..........................      3,876            2,413              537
Cash and cash equivalents at beginning of year .....................      3,167              754              217
                                                                       --------         --------         --------
Cash and cash equivalents at end of year ...........................   $  7,043         $  3,167         $    754
                                                                       ========         ========         ========
Supplemental Information:
Cash paid during the year for:
  Interest .........................................................   $    231         $      1         $      3
  Income taxes .....................................................   $    181         $      2         $      2
 Non cash investing and financing activities:

  Issuance of common stock to acquire businesses ...................   $ 29,122               --               --
  Issuance of common stock to acquire investments in
     affiliated companies ..........................................   $  9,447               --               --

                   The accompanying notes are an integral part of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business activities

     Santa Barbara Restaurant Group, Inc. (formerly known as GB Foods Corporation) and its wholly-owned subsidiaries (the "Company") own and operate restaurants under the brand names of JB's restaurants, Galaxy Diner, Timber Lodge Steakhouse and Green Burrito. In addition, the Company franchises JB's and Green Burrito restaurants. As of December 31, 1998 the Company operated 56 and franchised 29 JB's restaurants in seven western states, predominantly in Arizona and Utah; 21 Timber Lodge Steakhouse restaurants in seven states located throughout the United States; six Galaxy Diner restaurants located in Idaho, Utah and Arizona and six Green Burrito restaurants located in California. The Company also has 40 Green Burrito stand-alone franchise restaurants located in California, 180 dual-concept franchise restaurants in the western United States, predominantly in California for a total of 338 restaurants.


Basis of Presentation and Fiscal Year

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and an investment in a partnership-owned restaurant in which the Company has a majority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 2, 1998, the Company announced a change in fiscal year end. The Company converted from a calendar fiscal year to a fiscal year that includes 13 four-week accounting periods with each week ending on a Thursday. The Company's fiscal year ended on December 31, 1998, and subsequent fiscal years will end on the last Thursday of December. Beginning in 1999, the Company's first fiscal quarter will include 16 weeks of operating results and the second, third and fourth quarters will each include 12 weeks of operating results.

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

     The Company maintains some of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items and paper supplies.

Investments in Affiliated Companies

     Investments in the common stock of two affiliated companies are accounted for by the equity method. The excess of cost of the stock of those affiliates over the Company's share of their net assets at the acquisition date is being amortized straight line over 40 years.

Property and equipment

     Property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from two to forty years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the related asset or the respective lease term.


Impairment of long-lived assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Costs in excess of net assets acquired

     Costs in excess of net assets acquired represent the excess of purchase price over fair value of net assets acquired and are amortized on a straight-line basis over the expected period to be benefited of 40 years. The Company periodically reviews the costs in excess of net assets acquired in accordance with SFAS 121.

Advertising costs

     Production costs of commercials and programming are charged to operations in the fiscal year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

Income taxes

     The Company recognizes income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized.

Earnings per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in fiscal 1997. SFAS 128 requires the presentation of "basic"earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share reflecting the dilutive effect of all common stock equivalents is also required.

Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

Segment Reporting

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments. The Company's reportable segments are based on the types of food served, hours of operation, whether or not table service is provided, and the average customer expenditure.

Franchise revenues

     The Company franchises JB's restaurants and Green Burrito restaurants under franchise agreements which have initial terms of 10 to 20 years and in some cases provide renewal options. The Company generally charges an initial franchise fee ranging between $7,500 and $25,000 for each new franchised restaurant. The Company recognizes initial franchise fees when substantially all services required by the Company are complete and when the related franchise store commences operations. The JB's franchise agreement provides company employees a credit ranging from $12,500 to $25,000 against the initial franchise fee based on the employees years of service with the Company. The majority of the franchise stores currently in operation are required to pay royalties of between 3.25% and 5.0% of gross revenues or a minimum per week as specified in each franchise agreement. Franchise royalties are recognized as revenues on an accrual basis. The Company may from time to time change the amount of the franchise royalty fees charged to the franchisees.

Pre-opening costs

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company adopted SOP 98-5 during the fourth quarter of fiscal 1998. During fiscal 1998, the Company expensed $386,000 of pre-opening costs.

Stock-based compensation

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award at the date of grant. However, SFAS 123 allows for companies to continue to measure compensation costs as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to continue its current policy, which is to account for stock-based compensation plans under APB No. 25.

Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's consolidated financial statements or related disclosures as the Company does not have any components of other comprehensive income. Therefore, comprehensive income (loss) equaled net income
(loss) for all periods presented.

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

2. MERGER WITH TIMBER LODGE STEAKHOUSE, INC. AND ACQUISITION OF JB'S FAMILY RESTAURANTS, INC.

     On September 1, 1998, the Company acquired Timber Lodge Steakhouse, Inc., a Minnesota corporation ("Timber Lodge"). As a result of the merger, each of the issued and outstanding shares of Timber Lodge common stock was converted into
0.9543 shares of the Company's common stock. The exchange ratio was increased to
0.9543 from 0.8000 pursuant to the adjustment provisions of the Merger Agreement. As of July 20, 1998, there were 3,637,415 outstanding shares of Timber Lodge common stock which converted to 3,471,185 shares of the Company's common stock valued at $5.10 per share or $17.7 million. At the time of the merger, Timber

Lodge owned and operated 18 Timber Lodge Steakhouse restaurants in Minnesota, Wisconsin, South Dakota, upstate New York and northern Illinois.

     On September 1, 1998, the Company and Timber Lodge acquired 62 JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants from subsidiaries of CKE in two transactions. First, the Company acquired all of the outstanding shares of JB's Family Restaurants, Inc. ("JBFRI"), an indirect wholly-owned subsidiary of CKE, in exchange for 1,000,000 shares of the Company's common stock valued at $8.125 per share or $8.1 million. At the time of the acquisition, JBFRI owned and operated 48 JB's Restaurants and four Galaxy Diner restaurants, and the JB's Restaurant franchise system consisted of 29 JB's Restaurants. Then, Timber Lodge acquired all of the outstanding shares of JB Parent Corp. ("JBPC"), a wholly-owned subsidiary of CKE, in exchange for 687,890 shares of Timber Lodge common stock (which were subsequently converted into 656,453 shares of the Company's common stock valued at $5.10 per share or $3.3 million upon completion of the merger). At the time of the acquisition, JBPC owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants (which were transferred to JBPC from JBFRI prior to the acquisition). The Company intends to convert certain of the restaurants acquired by Timber Lodge from JBPC into Timber Lodge Steakhouse restaurants and presently intends to continue operating the remaining JB's Restaurants, and the related JB's Restaurants franchise system, and Galaxy Diner restaurants acquired from JBFRI.

     The results of operations for the acquired businesses are included in the Company's accompanying consolidated statements of operations from the date of acquisition, September 1, 1998. The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates to adjust the historical carrying value of certain assets and liabilities of the acquired businesses. These adjustments consist primarily of (i) reductions to the historical carrying value of property and equipment to properly reflect their estimated fair value, (ii) increases to certain liabilities to reflect the estimated net present value of the underlying obligation, and (iii) the establishment of a reserve for the net present value of the estimated excess of future minimum lease payments over operating cash flows on certain underperforming restaurants acquired. These acquisitions have been accounted for as purchases and the resulting costs in excess of net assets acquired of $20.5 million are being amortized using a straight-line method, over a 40 year period. The allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, the Company does not anticipate that there will be significant changes necessary to arrive at the final allocation.

           The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Timber Lodge and JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants are summarized in the following table. For these purposes, the assets and liabilities of JBFRI and JBPC are presented on a consolidated basis as "JB's".

                                                                        TIMBER LODGE         JB'S             TOTAL
                                                                        ------------    ------------     ------------
                                                                                  (Dollars in thousands)
Cash acquired, net of acquisition fees.....................             $        72     $       565      $       637
Tangible assets acquired at fair value, less cash..........                  13,607          22,058           35,665
Costs in excess of net assets acquired.....................                   9,791          10,668           20,459
Liabilities assumed at fair value..........................                  (5,802)        (21,837)         (27,639)
                                                                        ------------    ------------     ------------
  Total purchase price.....................................             $    17,668     $    11,454      $    29,122
                                                                        ===========     ===========      ===========

     The following table presents selected unaudited pro forma results of operations for the periods ending December 31, 1998 and 1997 assuming the aforementioned acquisitions had occurred on January 1, 1997, giving effect to purchase accounting adjustments. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the merger. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of future operating results.

                             YEARS ENDED DECEMBER 31,
                              1998              1997
                              ----              ----
                      (Dollars in thousands, except per share amounts)
Total Revenues ......   $    97,466       $    91,089
Net income ..........           469             1,589
EPS-basic ...........          0.04              0.13
EPS-diluted .........          0.04              0.11

3. NOTES RECEIVABLE

     Notes receivable consist of the following at December 31:

                                                                    1998         1997
                                                                ------------ -----------
                                                                 (Dollars in thousands)
Notes receivable...........................................     $     2,458  $       500
Less allowance for doubtful notes..........................            (487)         (82)
                                                                ------------ -----------
                                                                      1,971          418
Less current portion of notes receivable...................            (239)         (79)
                                                                ------------ -----------
                                                                $     1,732  $       339
                                                                ===========  ===========

     The notes receivable balances at December 31, 1998 and 1997 are comprised of notes from franchisees related to the sale of company-operated restaurant equipment. The notes bear interest from 8% to 10.75% and mature in 2 to 10 years and are secured by an interest in the restaurant equipment sold.


4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                    ESTIMATED
                                                                    USEFUL LIFE        1998            1997
                                                                    -----------   --------------  -------------
                                                                                      (Dollars in thousands)
Land.........................................................                     $       3,822   $          --
Buildings and improvements..................................       10 - 40 years          6,216              --
Equipment, furniture and fixtures............................       2 - 10 years          6,953           1,228
Leasehold improvements.......................................       7 - 20 years         12,676             735
                                                                                  -------------   -------------
                                                                                         29,667           1,963
Less accumulated depreciation and amortization...............                            (2,220)         (1,514)
                                                                                  -------------   -------------
Property and equipment, net .................................                     $      27,447   $         449
                                                                                  =============   =============



5.  INVESTMENTS IN AFFILIATED COMPANIES

     On December 31, 1998 the Company completed a share exchange (the "Share Exhange") with Fidelity National Financial, Inc. ("Fidelity") whereby Fidelity received 2,478,000 shares of the Company's common stock valued at $9.4 million as of December 31, 1998 in exchange for 2,408,874 or 8.2% of the outstanding shares of Rally's Hamburgers, Inc. ("Rally's") common stock and 274,900 shares of CKE common stock (less than 1.0% of the outstanding shares of CKE) held by Fidelity which, combined were also valued at $9.4 million as of December 31, 1998. The Company's investments in Rally's and CKE are accounted for under the equity method of accounting. Although the Company's investments represent less than 20% ownership interest in Rally's and CKE, management believes that the Company has the ability to exercise significant influence because of certain shared executive management and common board members.

     The unamortized portion of the excess of cost over the Company's share of net assets of affiliated companies is $3.7 million at December 31, 1998.

6.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following at December 31:


                                                   1998         1997
                                              ---------      ---------
                                                (Dollars in thousands)
Outstanding gift certificates ..............    $1,148        $   --
Reserves for operating lease obligations ...       797            --
Liability insurance reserve ................       685            --
Property taxes .............................       561            --
State sales tax ............................       542            --
Accrued rent ...............................       240            --
Deferred compensation ......................       187            --
Other accrued liabilities ..................       918            25
                                                ------        ------
                                                $5,078        $   25
                                                ======        ======


7. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following at December 31:

                                                 1998          1997
                                              ---------      -------
                                               (Dollars in thousands)
Deferred compensation .......................  $1,750        $   --
Deferred rent ...............................   1,353            --
Reserve for operating lease obligations .....   1,002            --
Lease subsidy reserve .......................   1,126            --
Other .......................................      71            61
                                               ------        ------
                                               $5,302        $   61
                                               ======        ======


     The deferred compensation liability of $1.8 million at December 31, 1998 represents the present value of payments to be made to six retired former executives of JB's. The payments continue until the participant's death upon which time the participants spouse receives payments equal to 50 percent of the original benefit until death. The deferred compensation plan is closed, and all eligible participants are currently receiving payments pursuant to the plan.


8.  LEASES

     The Company occupies land and buildings under terms of numerous lease agreements expiring on various dates through 2018. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most of these leases obligate the Company to pay costs of maintenance, insurance and property taxes.

     Property under capital leases consists of the following at December 31:

                                                                   1998
                                                                ----------
                                                           (Dollars in thousands)
Building.....................................                    $  5,527
Less accumulated amortization................                        (313)
                                                                 --------
                                                                 $  5,214
                                                                 ========

     Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets. The Company did not have property under capital leases at December 31, 1997.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of December 31, 1998 are as follows:



                                                        CAPITAL        OPERATING
                                                       -------         ---------
                                                       (Dollars in thousands)
Fiscal Year:
    1999 ..........................................    $ 1,371         $ 5,004
    2000 ..........................................      1,353           4,681
    2001 ..........................................      1,254           4,319
    2002 ..........................................      1,085           3,895
    2003 ..........................................        967           3,596
Thereafter ........................................      2,673          25,606
                                                       -------         -------
          Total minimum lease payments ............      8,703          47,101
                                                                       =======
Less amount representing interest .................     (2,167)
                                                       -------
Present value of  minimum lease payment ...........      6,536
Less current portion ..............................       (886)
                                                       -------
Capital lease obligations, less current portion ...    $ 5,650
                                                       =======

     Total minimum lease payments have not been reduced by minimum sublease rentals due in the future under certain operating subleases as follows:


                  SUBLEASE INCOME
             (Dollars in thousands)
Fiscal Year:
    1999 .........  $1,344
    2000 .........   1,267
    2001 .........   1,034
    2002 .........     868
    2003 .........     685
Thereafter .......   3,058
                    ------
                    $8,256
                    ======



     Aggregate rent expense under noncancelable operating leases during fiscal 1998, 1997 and 1996 are as follows:

                                                                  1998           1997           1996
                                                              -----------    ------------   --------
                                                                        (Dollars in thousands)
Minimum rentals............................................   $     1,832    $       384    $       489
Contingent rentals.........................................            63             --             --
Less sublease rentals......................................          (401)          (383)          (168)
                                                              ------------   ------------   ------------
                                                              $     1,494    $         1    $       321
                                                              ===========    ===========    ===========


9.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:


                                                              1998
                                                             -----
                                                      (Dollars in thousands)
Secured note payable, principal payments in specified
  monthly amounts through 2012, interest at 7.5% ..........  $ 461
Secured note payable, principal payments in specified
  monthly amounts through 2004, interest at 10.75% ........    168
                                                             -----
                                                               629
Less current installment of long-term debt ................    (44)
                                                             -----
                                                             $ 585
                                                             =====


        Secured notes payable are collateralized by certain restaurant property deeds of trust with a net book value of $1.6 million at December 31, 1998. The company did not have long-term debt at December 31, 1997.

     Long term debt matures in fiscal years ending after December 31, 1998 as follows:

  Fiscal Year        (Dollars in thousands)
  -----------         --------------------
      1999 ..........         $ 44
      2000 ..........           48
      2001 ..........           52
      2002 ..........           57
      2003 ..........           63
Thereafter ..........          365
                              ----
                              $629
                              ====

10. SEGMENT AND RELATED INFORMATION

     Prior to the acquisitions described in Note 2, the Company had one reportable segment. As a result of the acquisitions, the Company has three reportable segments in fiscal 1998: Family Dining, Steakhouse and Quick Serve Mexican.

     The Family Dining segment includes the Company's JB's and Galaxy Diner restaurants which serve breakfast, lunch and dinner. The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick Serve Mexican segment is comprised of Green Burrito restaurants which are positioned in the "fast food" segment of the restaurant industry.

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets consist of corporate cash and cash equivalents and short-term investments for all years presented. In 1998, total assets in the other column also includes investments in affiliated companies, deferred income taxes and income tax receivable of $158,000 presented in other current assets in the consolidated balance sheet.

                                     FAMILY                       QUICK SERVE
               1998                  DINING        STEAKHOUSE       MEXICAN           OTHER             TOTAL
-----------------------------       -------        ----------      ----------       -----------       ---------
                                                               (Dollars in thousands)
Revenues ....................      $ 18,386         $ 12,157         $  5,019         $                $ 35,562
Interest revenue ............            45               12               --              261              318
Interest expense ............          (194)             (10)              --                              (204)
Depreciation & amortization .           532              525              221                             1,278
Pre-opening expense .........            --              386               --                               386
Segment profit before tax ...           247              187              730              261            1,425
Total assets ................      $ 34,091         $ 24,760         $  2,004         $ 14,975         $ 75,830

               1997
-----------------------------
Revenues ....................      $     --         $     --         $  5,152         $                $  5,152
Interest revenue ............            --               --               --              143              143
Interest expense ............            --               --               --                                --
Depreciation & amortization .            --               --              297                               297
Segment profit before tax ...            --               --              713              143              856
Total assets ................      $     --         $     --         $  2,479         $  2,323         $  4,802

               1996
-----------------------------
Revenues ....................      $     --         $     --         $  4,795                          $  4,795
Interest revenue ............            --               --               --              105              105
Interest expense ............            --               --               (3)                               (3)
Depreciation & amortization .            --               --              344                               344
Segment profit before tax ...            --               --             (155)             105              (50)
Total assets ................      $     --         $     --         $  2,441         $  1,021         $  3,462

     (1) The family dining and steakhouse segments include the results of operations for the acquired businesses from and after September 1, 1998.

11. INCOME TAXES

     Income tax expense (benefit) consists of the following:


                                     1998         1997        1996
                                   -------      ------        ----
                                           (Dollars in thousands)
Current:
       Federal ....................    $ 2       $ --        $ --
       State ......................     21          2          (2)
                                       ---        ---         ---
                                        23          2          (2)
                                       ---        ---         ---
Deferred:
       Federal ....................      2         --          --
       State ......................     24         --          --
                                       ---        ---         ---
                                        26         --          --
                                       ---        ---         ---
              Total Tax Expense ...    $49        $ 2         $(2)
                                       ===        ===         ===

     A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                              1998         1997            1996
                                                            -------       ------          -----
                                                                     (Dollars in thousands)
Income taxes at statutory rate (34%) .....................   $ 485         $ 290         $ (16)
State income taxes, net of federal income tax benefit ....      94             2            (2)
Increase (decrease) in valuation allowance ...............    (580)         (290)           16
Permanent book/tax differences ...........................      50            --            --
                                                             -----         -----         -----
Total taxes ..............................................   $  49         $   2         $  (2)
                                                             =====         =====         =====

     Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:


                                                      1998           1997
                                                    -------         -------
                                                    (Dollars in thousands)
Deferred tax asset:
          Net operating loss carryforward ...       $ 4,334         $ 4,381
          Other reserves ....................         2,094              65
          Depreciation ......................           488             236
          Deferred rent .....................           338              --
          Capital leases ....................           235              --
          Other .............................            13              53
                                                    -------         -------
                                                      7,502           4,735
          Alternative minimum tax credits ...           110              --
          General Business tax credits ......           556              --
          Less valuation allowance ..........        (7,016)         (4,735)
                                                    -------         -------
Total deferred tax asset ....................         1,152              --
                                                    -------         -------
Deferred tax liability:
          State taxes .......................          (336)             --
                                                    -------         -------
Total deferred tax liability ................          (336)             --
                                                    -------         -------
          Net deferred tax asset.............       $   816         $    --
                                                    =======         =======

     The increase in the valuation allowance for 1998 resulted from two primary factors. First, a decrease of $580,000 resulted from the utilization of net operating losses and other tax benefits that were previously fully reserved. Second, the acquisitions of Timber Lodge and JB's resulted in the acquisition of approximately $3,703,000 of deferred tax assets that were subject to a $2,861,000 valuation allowance.

     At December 31, 1998 and 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.5 million and $11.9 million respectively, which expire in the years 2008 through 2011. At December 31, 1998 and 1997, the Company had state net operating loss carryforwards of approximately $4.3 million and $5.7 million respectively, which expire in the years 1999 through 2001. Utilization of the carryforwards will be limited to specific amounts each year. These net operating loss carryforwards resulted in a deferred tax asset of approximately $4.3 million as of December 31, 1998. However, SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of the ultimate realization of the deferred tax asset based upon the Company's past operating performance and expiration dates of the loss carryforwards, the Company established a valuation allowance against these carryforward benefits. The benefits would be recognized only as reassessment demonstrates they are realizable, which is entirely dependent upon future earnings in specific tax jurisdictions.

While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

     At December 31, 1998, the Company had federal general business tax credit carryovers of approximately $556,000 which expire in the years 2005 through 2012. A valuation allowance has been established at December 31, 1998 against these credit carryovers. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. The Company also had federal and state alternative minimum tax credit carryovers of $110,000 at December 31, 1998, which have no expiration date.

12. ISSUANCE OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

     In May 1995, the Company authorized the issuance of three common stock purchase warrants to acquire a total of 3,000,000 shares of Company common stock. These three warrants were granted at an exercise price that exceeded the closing market price of the Company's common stock on the grant date.
Each of these common stock purchase warrants is further discussed below.

     In May 1995, as partial consideration for legal services rendered in connection with the negotiation of the settlement and development agreement with CKE, the Company agreed to issue a common stock purchase warrant to the law firm representing the Company. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share, exercisable after May 1, 1996 and expiring on April 30, 2005. This warrant was subsequently purchased by Fidelity in 1997 for $100,000 cash.

     In May 1995, the Company authorized a common stock purchase warrant agreement with Rally's as part of the consideration for entering into a development agreement with the Company. The conditional warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share expiring June 7, 2005. Exercisability was contingent upon Rally's compliance with the development agreement. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement. Consequently, the 1,000,000 common stock purchase warrants that were granted to Rally's were canceled.

     In May 1995, in recognition of personal efforts in connection with the negotiations of the settlement and development agreement with CKE, and the development agreement with Rally's, and in accordance with the incentive component of the Company's compensation philosophy, the Company issued a common stock purchase warrant to its then President and Chief Executive Officer. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.00 per share expiring May 1, 2005.

      On July 22, 1997, Fidelity, a related part as discussed in Note 14, purchased 1,000,000 shares of the Company's common stock from the former Chief Executive Officer and principal stockholder ("Former Controlling Shareholder"), for a purchase price of $5.0 million cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Former Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's Common Stock, of which 1,500,000 were immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 were immediately exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants were purchased for $600,000 cash and expire November 23, 2002; the $7.00 Warrants were purchased for $100,000 cash and expire May 1, 2005. Simultaneously with the closing of the transaction, Fidelity transferred 30,000 Warrants with an exercise price of $5.00 to its investment advisor. On September 1, 1998, Fidelity exercised 1,000,000 of the $5.00 Warrants which resulted in net proceeds to the Company of $5.0 million.

     Warrant transactions for 1998, 1997 and 1996 described above are as follows:

                                             1998                            1997                               1996
                               -----------------------------     ------------------------------      ----------------------------
                                            WEIGHTED AVERAGE                   WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                                 SHARES      EXERCISE PRICE         SHARES      EXERCISE PRICE          SHARES     EXERCISE PRICE
                               ---------    ----------------     ----------    ----------------      ----------   ---------------
Warrants outstanding
  January 1, ..............    4,000,000       $   6.12           4,000,000        $   6.12           5,000,000         $ 6.40
Canceled ..................           --             --                  --              --          (1,000,000)          7.50
Exercised .................   (1,000,000)          5.00                  --              --                  --             --
                               ---------                         ----------                          ---------          ------
Warrants outstanding
  December 31, ............    3,000,000       $   6.50           4,000,000        $   6.12           4,000,000         $ 6.12
                               =========                         ==========                          ==========

     In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These shares were owned by certain executives and shareholders prior to the initial public offering and the underwriters requested that these shares be placed into escrow until certain earning goals were achieved. The respective shareholders have retained full voting rights and full dividend rights to the shares. These restricted shares continue to be included in shares outstanding but have been excluded when calculating basic earnings per share. As of December 31, 1998 and 1997, 178,571 shares were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1998. The Company is currently evaluating whether to extend or terminate the escrow agreement.

13. STOCK-BASED COMPENSATION PLANS

     The Company has certain stock option plans and from time-to-time grants other nonstatutory options. Options are granted to eligible employees and directors, officers and consultants who are actively involved in the development of the business of the Company. Generally, the exercise price of options granted approximates the fair market value of the Company's common stock on the date of grant. Currently outstanding options become exercisable either immediately or over a period of up to three years and expire five-to-ten years after the grant date. The following provides additional information on these plans and other options:

1998 Stock Option Plan

     In 1998, the Board of Directors adopted, and the shareholders subsequently approved the 1998 Stock Option Plan (the "Plan"). Awards granted under the Plan are either incentive stock options or non-qualified stock options, with vesting and pricing provisions determined by the Board of Directors or a committee comprised of at least two outside directors of the Company. Under the Plan, incentive options may be granted to officers and other key employees of the Company (including directors if they are also employees of the Company) and non-qualified options may be granted to officers and other key employees of the Company, any member of the Board of Directors or consultants. Options normally have a term of 10 years from the date of grant and become exercisable over a three year period following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 1,000,000 shares were originally available for grants of options or other awards under this plan, of which 580,000 stock options were granted at an exercise price of $4.88 and 420,000 options remain available to be granted as of December 31, 1998.

     In connection with the acquisition of Timber Lodge on September 1, 1998, the Company assumed all options outstanding under an existing Timber Lodge stock option plan. Options under this plan become exercisable over a thirty-month period and remain outstanding for a period of ten years following the date of grant. As of December 31, 1998, there were 205,022 stock options outstanding with exercise prices ranging from $2.75 to $8.25. No further shares may be granted under this plan.

Incentive stock option plan

     In 1990, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("ISOP"). Under the ISOP, all key employees, including officers and directors (who are also employees) of the Company are eligible to receive options. To be eligible to receive options under the ISOP, an employee must have been a full-time employee in good standing with the Company for one year. The total number of options authorized under the plan is 100,000. As of December 31, 1998, the Company has 100,000 options available for future grant under the plan.

Non -- qualified stock option plan

     In October 1989, the Company adopted a non-qualified stock option plan for directors who are not full-time employees of the Company and individuals who act as consultants to the Company or who are actively involved in the development of the business of the Company. The plan provides for the issuance of a maximum of 125,000 shares of the Company's common stock per individual grant at the market price thereof on the date of grant. Each option lapses, if not previously exercised or extended, on the tenth anniversary of the date of grant or 90 days after the optionee has terminated continuous activity with the Company. In September 1998, the plan was amended to increase the number of shares available for issuance under the plan to 975,000. As of December 31, 1998, there are no remaining options available for grant under this plan.

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

     On September 1, 1998 the Board of Directors re-priced 1,017,500 options which, previously had been granted to officers and directors. The new exercise price of the options is $4.88, which was the closing price of the Company's stock on August 31, 1998. The 1,017,500 re-priced options are included in the granted and cancelled amounts presented in the 1998 column of the table below.

     Combined transactions for 1998, 1997 and 1996 for the plans and other options described above are as follows:


                                            1998                               1997                            1996
                                   ----------------------------    ----------------------------    -------------------------
                                               WEIGHTED AVERAGE                WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                    SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                    ------     ----------------    -------     ----------------    ------     ---------------
Options outstanding
  January 1, ....................   998,012     $   7.39            634,083         $   5.66        705,167         $   5.00
Options assumed in Timber
  Lodge acquisition .............   261,807         3.79                 --            --                --            --
Granted ......................... 2,002,500         5.56            495,000             8.80        100,000             6.50
Canceled ........................(1,038,972)        8.29                 --            --            (1,667)            5.75
Exercised .......................   (61,785)        3.41           (131,071)            4.34       (169,417)            3.45
                                 ----------                      ----------                        --------
Options outstanding
  December 31, .................. 2,161,562     $   4.93            998,012         $   7.39        634,083         $   5.66
                                 ==========                      ==========                        ========

     The following information applies to options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING
                         -------------------------------------------------------
                                          WEIGHTED AVERAGE                                       OPTIONS EXERCISABLE
                                             REMAINING                                  ---------------------------------
                            NUMBER        CONTRACTUAL LIFE       WEIGHTED AVERAGE          NUMBER         WEIGHTED AVERAGE
                          OUTSTANDING          (YEARS)            EXERCISE PRICE         EXERCISABLE       EXERCISE PRICE
                          -----------     ----------------       ----------------       -------------      ---------------
 Range of exercise
   prices
 $1.80 - $ 2.70.....         48,388               1                  $   1.80               48,388             $ 1.80
 $2.71 - $ 4.05.....        177,356               5                      3.28              177,356               3.28
 $4.06 - $ 6.22.....      1,647,945               9                      4.89              651,016               4.88
 $6.23 - $ 7.00.....        287,873               5                      6.75              282,624               6.75
                         ----------                                                      ---------
                          2,161,562                                  $   4.93            1,159,384             $ 4.96
                         ==========                                                      =========

     For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1998, 1997 and 1996: annual dividends consistent with the Company's current dividend policy, which resulted in no payments in fiscal 1998, 1997 or 1996; expected volatility of 60% in fiscal 1998, 70% in fiscal 1997 and 80% in fiscal 1996; risk-free interest rates of 4.5% in fiscal 1998, and 5.5% in fiscal 1997 and 1996; and an expected life of 3 years in fiscal 1998, 2 years for fiscal 1997 and 3 years for fiscal 1996. The weighted average fair value of each option granted during fiscal 1998, 1997 and 1996 was $3.61, $3.22 and $1.86, respectively. Had compensation expense been recognized for fiscal 1998, 1997 and 1996 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded a net loss and loss per share of $4,444,000, or $0.52 per basic share and $0.48 per diluted share in fiscal 1998; net income and earnings per share of $217,000, or $0.03 per basic and diluted share in fiscal 1997; and a net loss of $155,000, or $0.02 per basic and diluted share in fiscal 1996. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three-year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

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


14. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1998, 1997 and 1996, the Company was involved in transactions with related parties as follows:

CKE Restaurants, Inc.

     The Company and CKE share certain officers and directors. In September 1998, the Company purchased JBFRI and JBPC from CKE (see note 2) in exchange for approximately 1.7 million shares or 10.9% of the Company's outstanding common stock at December 31, 1998. In December 1998, the Company acquired 274,900 shares or less than 1% of CKE's common stock from Fidelity (see note 5).

     In conjunction with the acquisitions of Timber Lodge and JB's (see Note 2), the Company entered into an agreement with CKE to receive certain general and administrative support. As of December 31, 1998, the Company has accrued $173,000 for such services provided during fiscal 1998. Such amount represents the cost to CKE of providing such services.

     During May 1995, the Company reached an agreement with CKE pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. In November 1998, the Company and CKE modified the agreement as follows: CKE will convert 45 restaurants in both 1999 and 2000, 40 in 2001 and 36 in 2002 for a total of 328 Carl's Jr./Green Burrito dual brand restaurants at the expiration of the agreement on December 31, 2002. Additionally, the amended agreement expands the units available to satisfy CKE's development obligations by removing limitations on the number of franchised Carl's Jr. restaurants which can be converted and by including Hardee's restaurants and Hardee's franchisees.

     The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1998, there were 176 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon, Nevada, Oklahoma and Kansas. For the fiscal years ended December 31, 1998, 1997 and 1996, the Company recognized franchise revenues generated from CKE dual-concept franchise stores of approximately $990,000, $942,000 and $648,000, respectively. The Company had receivable balances at December 31, 1998 and 1997 of $89,000 and $29,000, respectively related to royalty and franchise fee payments due from CKE.

     The Company leases approximately 650 square feet of office space from CKE on a month to month basis at the rate of approximately $2,500 per month.

Fidelity National Financial, Inc.

     The Company and Fidelity share certain officers and directors. In 1997, Fidelity acquired 1,000,000 shares of the Company's common stock and 3,470,000 warrants to acquire the Company's common stock (see note 12). In September 1998, Fidelity exercised 1,000,000 of its $5.00 common stock purchase warrants resulting in net proceeds to the Company of $5,000,000. In December 1998, the Company and Fidelity completed a Share Exchange (see note 5). As result of these transactions, Fidelity owns approximately 4.7 million shares or 31% of the Company's common stock at December 31, 1998, and holds warrants to acquire an additional 2,470,000 shares of the Company's common stock.

     Rally's Hamburgers, Inc.

     The Company and Rally's share certain officers and directors. The Company presently owns 2,408,874 shares or 8.2% of Rally's common stock (see note 5). On January 29, 1999, Rally's announced the signing of a merger agreement with Checkers Drive-In Restaurants, Inc. ("Checkers") (see note 18). The agreement provides that each share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock that Rally's owns (approximately 26% of Checkers common stock as of December 31, 1998) will be retired following this merger.

     Payments to Director for Professional Services

     A director of the Company provided legal services to the Company valued at $0, $55,261 and $48,467 during 1998, 1997 and 1996, respectively.

15. COMMITMENTS AND CONTINGENCIES

     In connection with the sale of restaurants, the Company assigned the related leases to the respective purchasers. The Company remains liable pursuant to the original lease agreements under the respective leases in the event of a default by the purchasers. Following is a summary of the Company's commitment pursuant to these leases.

                                                      RENTAL
                                                     PAYMENTS
                                                    -----------
Fiscal Year:                                   (Dollars in thousands)
1999...........................................     $     1,271
2000...........................................           1,093
2001...........................................             905
2002...........................................             707
2003...........................................             528
Thereafter.....................................             945
                                                    -----------
                                                    $     5,449
                                                    ===========

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes that any resulting liability should not materially affect the Company's financial position or results of operations.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

     The carrying amount of the Company's investments in affiliated companies approximates fair value and is based on quoted market prices.

     The carrying amount of the Company's notes receivable, long-term debt and capital lease obligations approximates fair value and is based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair values estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

17. SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

     The following table presents summarized quarterly results:

                                                           QUARTER
                                      -----------------------------------------------------
                                        1ST           2ND             3RD              4TH
                                      -------       -------        --------        -------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
Total revenues ....................   $ 1,230        $ 1,340        $10,667        $22,325
Operating income ..................       132            225            451            377
Net income ........................       252            281            474            369
Net income per share-- basic ......   $  0.04        $  0.04        $  0.05        $  0.03
                                      =======        =======        =======        =======
Net income per share--diluted .....   $  0.03        $  0.04        $  0.05        $  0.03
                                      =======        =======        =======        =======

FISCAL 1997
Total revenues ....................     1,134          1,342          1,380          1,296
Operating income ..................        27            223            185            193
Net income ........................       100            256            233            265
Net income per share-- basic ......   $  0.02        $  0.04        $  0.04        $  0.04
                                      =======        =======        =======        =======
Net income per share-- diluted ....   $  0.01        $  0.04        $  0.03        $  0.03
                                      =======        =======        =======        =======

18. SUBSEQUENT EVENT

     In two separate transactions, the Company has agreed to acquire a total of approximately $4.9 million of 13.0% senior secured Checkers debt from three unaffiliated parties. On March 17, 1999 the Company executed a letter of intent with Checkers whereby the Company agreed to acquire for cash approximately $1.9 million of Checkers senior secured debt from two unaffiliated parties. In addition, on March 30, 1999 the Company executed a definitive agreement to purchase approximately $3.0 million of Checkers senior secured debt from an unaffiliated third party. The purchase will be paid for by the issuance of approximately 1.0 million unregistered shares of the Company's common stock. The shares will carry registration rights. The $4.9 million of 13% senior secured Checkers debt provides for the payment of monthly interest, and the principal balance is due on April 30, 2000.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS                              BALANCE
                                            BALANCE AT     CHARGED TO                              ACQUIRED          BALANCE
                                             BEGINNING      COSTS AND      AMOUNTS                 THROUGH           AT END
               DESCRIPTION                   OF PERIOD      EXPENSES     WRITTEN-OFF      OTHER    ACQUISITIONS     OF PERIOD
               -----------                 ------------   ------------  -------------------------  ------------   -----------
                                                                         (Dollars in thousands)
 Year ended December 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts
        and notes......................    $        164   $        --   $        --   $       --   $        448   $        612
                                           ============   ===========   ===========   ==========   ============   ============
     Allowance for deferred tax
        assets.........................    $      4,735   $      (580)  $        --   $       --   $      2,861   $      7,016
                                           ============   ===========   ===========   ==========   ============   ============

 Year ended December 31, 1997:
   Deducted from asset accounts:
      Allowance for doubtful accounts
        and notes......................    $        163   $         1   $        --   $       --   $         --   $        164
                                           ============   ===========   ===========   ==========   ============   ============
      Allowance for deferred tax
        assets.........................    $      5,213   $      (478)  $        --   $       --   $         --   $      4,735
                                           ============   ===========   ===========   ==========   ============   ============
 Year ended December 31, 1996:
   Deducted from asset accounts:
      Allowance for doubtful accounts
        and notes......................    $        197   $        87   $       (88)  $      (33)  $         --   $        163
                                           ============   ===========   ===========   ==========   ============   ============
      Allowance for deferred tax
        assets.........................    $      5,178   $        35   $        --   $       --   $         --   $      5,213
                                           ============   ===========   ===========   ==========   ============   ============

                                  EXHIBIT INDEX


EXHBIT
NUMBER    DESCRIPTION
-------   -----------
  2.1     Conformed Copy of Amended and Restated Agreement and Plan of Merger
          dated as of June 9, 1998, excluding schedules (Incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-58927 on
          Form S-4).

  2.2 Conformed copy of First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 8, 1998 (Incorporated by reference to Exhibit 2.2 of Registration Statement No. 333-58927 on
          Form S-4).

  2.3 Conformed Copy of Agreement and Plan of Reorganization dated as of February 19, 1998, excluding schedules (Incorporated by reference to Exhibit 2.3 of Registration Statement No. 333-58927 on Form S-4).


  2.4 Conformed Copy of Assignment of Agreement and Plan of Reorganization, dated as of March 26, 1998 (Incorporated by reference to Exhibit 2.4 of Registration Statement No. 333-58927 on Form S-4).

  2.5     Conformed Copy of First Amendment to Agreement and Plan of
          Reorganization, dated as of March 27, 1998 (Incorporated by reference to Exhibit 2.5 of Registration Statement No. 333-58927 on Form S-4).

  2.6     Conformed copy of Second Amendment to Agreement and Plan of
          Reorganization, dated as of June 3, 1998 (Incorporated by reference to Exhibit 2.6 of Registration Statement No. 333-58927 on Form S-4).

  2.7     Conformed copy of Third Amendment to Agreement and Plan of
          Reorganization, dated as of July 8, 1998 (Incorporated by reference to Exhibit 2.7 of Registration Statement No. 333-58927 on Form S-4).

  3.1     Restated Certificate of Incorporation; filed with the Registrant's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated by reference.

  3.2     Bylaws of the Company, as amended; filed with the Registrant's
          Registration Statement on Form S-8, dated August 18, 1990 and incorporated by reference.

 10.1     Incentive Stock Option Plan and form of Non-qualified Stock Option
          Agreement; filed with the Registrant's Registration Statement on Form
          S-8, dated August 21, 1990 and incorporated by reference.

 10.2     Non-qualified Stock Option Plan and form of Non-Qualified Stock Option
          Agreement; filed with the Registrant's Registration Statement on Form
          S-8, dated August 21, 1990, and incorporated by reference.

 10.3 Form of Franchise Agreement; filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference.


EXHIBIT
NUMBER    DESCRIPTION
--------  -----------
 10.4     Form of Dual-concept Franchise Agreement; filed with the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference.

 10.8 Stock Purchase Agreement between William M. Theisen and the Registrant dated October 29, 1992, including Amendment to Stock Purchase
          Agreement dated November 4, 1992 and Second Amendment to Stock
          Purchase Agreement dated November 23, 1992; filed with the
          Registrant's Report on Form 8-K dated November 23, 1992, and incorporated by reference.

 10.9     Amended Warrant Agreement and Form of Warrant Certificate between the
          Registrant and William M. Theisen dated November 23, 1992; filed with the Registrant's Annual report on Form 10-K for the year ended
          December 31, 1995, and incorporated by reference.

 10.10    Form of Irrevocable Proxy Agreement between Ruben M. Rodriguez, Gary
          A. McArthur, and Robert V. Gibson, as "Stockholders," and William M.
          Theisen; filed with the Registrant's Report on Form 8-K dated November
          23, 1992, and incorporated by reference.


 10.12    Warrant agreement dated May 1, 1995 between the Registrant and
          McGrath, North, Mullin & Kratz, P.C. The Warrant was purchased by
          Fidelity on July 22, 1997. The warrant agreement was filed with the Registrant's Annual Report on Form 10-K for the year ended December
          31, 1995, and incorporated by reference. The purchase was described in the Registrant's Report on Form 8-K dated July 22, 1997 and incorporated by reference.

 10.13 Stock Option Agreement between the Registrant and George J. Kubat dated October 3, 1996; filed with the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1996, and incorporated by reference.

 10.14    Fidelity Stock and Warrant Purchase Agreements dated July 22, 1997;
          filed with the Registrant's report on Form 8-K for July 22, 1997 and incorporated by reference.

 10.16    Form of employment agreement executed by Dermot F. Rowland and Timber
          Lodge Steakhouse, Inc. (incorporated by reference to exhibit 10.16 of Registration Statement No. 333-58927 on Form S-4)

 10.17 GB Foods Corporation 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.17 of Registration Statement No. 333-58927 on Form S-4).

 10.18    1995 Stock Option Plan of Timber Lodge Steakhouse, Inc. assumed by the
          Company on September 1, 1999 (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-64191 on Form S-8).

 11       Statement regarding Calculation of Earnings Per Share.

 16.1 Letter regarding change in certifying accountant filed with the Registrant's report on Form 8-K for November 11, 1998 and incorporated by reference.


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 21       List of Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP, independent auditors for the Registrant.

 23.2 Consent of Grant Thorton LLP, former independent auditors of the Registrant.

 27       Financial Data Schedule.