Form 10-K/A
period 1998-12-31
SANTA BARBARA RESTAURANT GROUP INC
filed 1999-04-28
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

  (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            [NO FEE REQUIRED]
            For the transition period from               to

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          33-0403086
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

      3916 State Street, Suite 300
        Santa Barbara, California                                 93105
   (Address of Principal Executive Office)                      (Zip Code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 491-6400

                                ----------------

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

    The number of shares of the common stock of the registrant outstanding on April 23, 1999 was 16,246,293.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

    The following sets forth certain information for each director of the Company as of December 31, 1998.

                                                     DIRECTOR
            NAME OF DIRECTOR                 AGE      SINCE            POSITION WITH THE COMPANY
          ---------------------------        ---     --------   ------------------------------------
          William P. Foley, II               54       1997      Chairman and Director
          Andrew F. Puzder                   48       1997      Chief Executive Officer and Director
          Frank P. Willey                    45       1997      Director
          Bruce H. Haglund                   47       1989      Director
          T. Anthony Gregory                 60       1989      Director
          C. Thomas Thompson                 49       1998      Director
          Dermot F. Rowland                  61       1998      Director
          Charles Rolles                     64       1999      Director
          Burt Sugarman                      60       1999      Director

    William P. Foley, II became Chairman of the Board and a Director of the Company in July 1997. Mr. Foley is also Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., a company engaged in title insurance and related services. Mr. Foley is also the Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., a company engaged in the quick service restaurant business. He is Chairman of the Board of American National Financial, Inc., Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. He is also a member of the Boards of Directors of Micro General Corporation, Fresh Foods, Inc., and Miravant Medical Technologies, Inc.

    Andrew F. Puzder became a Director of the Company in July 1997 and was appointed Chief Executive Officer in August 1997. Mr. Puzder also serves as an Executive Vice President, General Counsel, and Secretary for CKE Restaurants, Inc. Mr. Puzder is also an Executive Vice President for Fidelity National Financial, Inc. Mr. Puzder has been with Fidelity National Financial, Inc. since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is also a Director for Javelin Systems, Inc., Rally's Hamburgers, Inc. and Fresh Foods, Inc.

    Frank P. Willey became a Director in July 1997. He is also the President of Fidelity National Financial, Inc. and has been a director since February 1984. He was the General Counsel of Fidelity National Financial, Inc. from 1984 to January 1995. Mr. Willey also serves on the Boards of Directors of CKE Restaurants, Inc., Southern Pacific Funding Corporation, and Ugly Duckling Holdings, Inc. Southern Pacific Funding Corporation filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on October 1, 1998.

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

    T. Anthony Gregory has served as a Director of the Company since 1989. Since 1962, Mr. Gregory has owned and operated U.S. Customs Air Bonded Warehouse. In June 1989, Mr. Gregory opened U.S. Customs Bonded Container and Freight Station, and in August 1989 opened Custom Air Trucking Company. Mr. Gregory was Vice President and Secretary of Equitable Savings & Loan Association, a holding company for several savings and loan companies from 1963 to 1965.

    C. Thomas Thompson became a director in 1998. Mr. Thompson is also the President and Chief Operating Officer of CKE Restaurants, Inc. Mr. Thompson has been a Carl's Jr. franchisee since 1984, and currently operates 17 Carl's Jr. restaurants in the San Francisco Bay Area. Mr. Thompson also serves as a member of the Boards of Directors of Rally's Hamburgers, Inc. and Checkers Drive-In Restaurants, Inc. Mr. Thompson has more than 20 years of experience in the restaurant industry.

    Dermot F. Rowland has served as a Director since 1998. Mr. Rowland was the founder of Timber Lodge Steakhouse, Inc. (acquired by the Company on September 1, 1998) and has served as Chairman of the Board, Chief Executive Officer, Secretary and as a Director of Timber Lodge since 1989. Prior to establishing Timber Lodge, Mr. Rowland was involved in the formation and management of Homestyle Buffet, Inc., which subsequently changed its name to Staceys Buffet Inc. ("Staceys"). Staceys, based in Largo, Florida, develops and operates buffet restaurants. He co-founded Staceys in 1986 and served as its President and Chief Executive Officer from 1986 to 1987. In 1987, he became its Chairman of the Board and continued as a consultant and Director until 1991.

    Burt Sugarman, has served as a director of the Company since 1999. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT Group, Ltd. for five years and served as the Chief Executive Officer of Rally's Hamburgers, Inc. from 1990 and as the Chairman of the Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's Hamburgers, Inc. in November 1994 and resigned such office in October 1997. Mr. Sugarman is a Director of GIANT Group, Ltd., Rally's Hamburgers, Inc. and Checkers Drive-In Restaurants, Inc.

    Charles Rolles, has served as a director of the company since 1999. Mr. Rolles has been engaged in the business of real estate development for the past 30 years. In addition, Mr. Rolles was the founder of the 50 unit Chuck's Steakhouse chain. Mr. Rolles also served as a director of Liberty Bank from 1978 to 1990.

Executive Officers

    E. Michael Murphy, 47, was appointed General Counsel in September 1998. Mr. Murphy has also served as General Counsel of Hardee's Food Systems, Inc. and as Assistant General Counsel of CKE Restaurants, Inc. since September 1998. From 1988 until September 1998, Mr. Murphy was a partner in The Stolar Partnership, a law firm in St. Louis, Missouri.

    Nicholas J. Caddeo, 51 has been an Executive Vice President and Chief Operating Officer of the Company since August 1992. Prior to joining the Company, he was employed for more than 20 years by Foodmaker, Inc., the corporate operator of Jack-in-the-Box restaurants, serving as a Regional Manager for the Los Angeles area from January 1985 to July 1992.

    Theodore Abajian, 35 was appointed Executive Vice President, Chief Financial Officer in May 1998. Prior to joining Santa Barbara Restaurant Group, Inc. Mr. Abajian served as the Chief Financial Officer of Star Buffet, Inc, since its formation in July 1997. Mr. Abajian also served as a director of Stacey's Buffet, Inc. from October 31, 1997 to February 4, 1998. Mr. Abajian has been the Vice President and Controller of Summit Family Restaurants Inc. (the predecessor to JBRI) since 1994. From 1983 to 1994, he held several positions with Family Restaurants, Inc., including Director of Financial Analysis, Planning and Reporting for the family restaurant division, which included approximately 350 Carrows and Coco's restaurants.

    M'Liss Jones Kane, 46 was appointed Senior Vice President, Secretary in August 1997. Mrs. Kane also serves as the Senior Vice President, Corporate Counsel and Corporate Secretary for Fidelity National Financial, Inc. since 1995. Mrs. Kane also serves as Executive Vice President, General Counsel and Secretary of American National Financial, Inc. and Corporate Counsel and Assistant Secretary of CKE Restaurants, Inc. Mrs. Kane previously served as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently in addition became Vice President, General Counsel of SPI Pharmaceuticals, Inc.

    Carl A. Strunk, 61 was appointed Executive Vice President, Finance in December 1997. Mr. Strunk also serves as Executive Vice President, Chief Financial Officer for CKE Restaurants, Inc. and Executive Vice President and Chief Financial Officer of American National Financial, Inc. Mr. Strunk also serves as Executive Vice President, Finance for Fidelity National Financial, Inc. and has been with Fidelity since 1992. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation and American National Financial, Inc.

    Gary R. Nelson, 51 served as Chief Financial Officer of the Company from August 1997 through May 1998 and continues to hold the position of treasurer. Mr. Nelson also serves as the Senior Vice President of Mergers and Acquisitions for Fidelity National Title Insurance Company since 1992. Mr. Nelson previously served as the Senior Vice President, Chief Financial Officer and Treasurer of Fidelity National Financial, Inc. from 1988 to 1991. Mr. Nelson is a Certified Public Accountant.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1998, all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were satisfied.


ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the compensation of Andrew F. Puzder, the Company's Chief Executive Officer and Director for each of the three years in the period ended December 31, 1998.

SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                ANNUAL COMPENSATION             COMPENSATION
                                               ---------------------       -----------------------
NAME AND PRINCIPAL POSITION        YEAR         SALARY        OTHER         STOCK         OPTIONS
---------------------------       ------       --------      -------       -------       ---------
Andrew F. Puzder(1) .........      1998          $  0             0             0             0
  Chief Executive Officer          1997          $  0             0             0             0

(1) Became a Director in July 1997 and Chief Executive Officer in August 1997.

OPTIONS GRANTED IN FISCAL YEAR 1998

    During the fiscal year ended December 31, 1998, non-qualified stock options representing 110,000 shares were granted to Andrew F. Puzder at an exercise price of $4.88 per share. Said options vest at the end of one year from issuance. In addition, on September 1, 1998, non-qualified stock options representing a total of 200,000 shares were repriced at $4.88 per share (see Ten-Year Options Repricings).

                                     % OF TOTAL                                    POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF       OPTIONS                                        ASSUMED ANNUAL RATES OF
                        SHARES       GRANTED TO                                      STOCK PRICE APPRECIATION
                      UNDERLYING      EMPLOYEES       EXERCISE                           FOR OPTION TERM
                        OPTIONS       IN FISCAL       PRICE PER     EXPIRATION     -----------------------------
                        GRANTED       YEAR 1998        SHARE           DATE            5%                10%
                      -----------   ------------     -----------   ------------    -----------       -----------
Andrew F. Puzder....    100,000            5.0%        $  4.88        8/31/08       $306,586           $776,949
                         10,000            0.5%        $  4.88        8/31/08         30,659             77,695
                         20,000            1.0%        $  4.88        8/26/07         53,653            132,100
                         30,000            1.5%        $  4.88        8/26/07         80,480            198,150
                         50,000            2.5%        $  4.88        8/26/07        134,134            330,250
                        100,000            5.0%        $  4.88        2/26/08        287,086            717,004

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth the number of options, both exercisable and unexercisable, held by each of the executive officers of the Company as of December 31, 1998. There were no in-the-money options.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                   OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                          SHARES                               DECEMBER 31, 1998                   DECEMBER 31, 1998
                        ACQUIRED ON         VALUE         -----------------------------     -----------------------------
                        EXERCISE(#)       REALIZED($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                        -----------       -----------     -----------     -------------     -----------     -------------
Andrew F. Puzder ...            0                0          100,000          210,000          $     0          $     0

                           TEN-YEAR OPTION REPRICINGS

                                                                                                                LENGTH OF
                                                   NUMBER          MARKET                                       ORIGINAL
                                                     OF            PRICE        EXERCISE                       OPTION TERM
                                                 SECURITIES       OF STOCK        PRICE           NEW           REMAINING
                                                 UNDERLYING      AT TIME OF     AT TIME OF      EXERCISE       AT DATE OF
                                                  OPTIONS        REPRICING      REPRICING        PRICE          REPRICING
            NAME                      DATE        REPRICED          ($)            ($)            ($)              ($)
                                    -------     ------------    ------------   -----------     ----------      -----------
Nicholas Caddeo ............         9/1/98         25,000          4.875          8.625          4.875        9 yrs
   Chief Operating Officer           9/1/98          7,500          4.875          5.750          4.875        9 yrs

William P. Foley, II .......         9/1/98         80,000          4.875          8.625          4.875        9 yrs
    Chairman of the Board            9/1/98         50,000          4.875          8.625          4.875        9 yrs
                                     9/1/98         20,000          4.875          8.625          4.875        9 yrs
                                     9/1/98        200,000          4.875          8.250          4.875        9 yrs 6 mos

T. Anthony Gregory .........         9/1/98         50,000          4.875          7.000          4.875        6 yrs 8 mos
    Director                         9/1/98         20,000          4.875          8.625          4.875        9 yrs
                                     9/1/98         10,000          4.875          8.250          4.875        9 yrs 6 mos

Bruce H. Haglund ...........         9/1/98         50,000          4.875          7.000          4.875        6 yrs 8 mos
    Director                         9/1/98         10,000          4.875          5.750          4.875        6 yrs 5 mos
                                     9/1/98         20,000          4.875          8.625          4.875        9 yrs
                                     9/1/98         10,000          4.875          8.250          4.875        9 yrs 6 mos

M'Liss Jones Kane ..........         9/1/98         10,000          4.875          8.625          4.875        9 yrs
    Secretary                        9/1/98         25,000          4.875          8.250          4.875        9 yrs 6 mos

Gary R. Nelson .............         9/1/98         50,000          4.875          8.625          4.875        9 yrs
    Treasurer                        9/1/98         25,000          4.875          8.250          4.875        9 yrs 6 mos

Andrew F. Puzder ...........         9/1/98         20,000          4.875          8.625          4.875        9 yrs
    Chief Executive Officer          9/1/98         30,000          4.875          8.625          4.875        9 yrs
                                     9/1/98         50,000          4.875          8.625          4.875        9 yrs
                                     9/1/98        100,000          4.875          8.250          4.875        9 yrs 6 mos

Carl Strunk ................         9/1/98         50,000          4.875         10.375          4.875        9 yrs 4 mos
    Executive Vice President         9/1/98         25,000          4.875          8.250          4.875        9 yrs 6 mos

Frank P. Willey ............         9/1/98         20,000          4.875          8.625          4.875        9 yrs
    Director                         9/1/98         50,000          4.875          8.625          4.875        9 yrs
                                     9/1/98         10,000          4.875          8.250          4.875        9 yrs 6 mos

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING

    On September 1, 1998, the Compensation Committee approved the repricing of 1,017,500 options granted pursuant to the Company's existing stock option plans for non-employee directors and executive officers. Such options had exercise prices ranging from $5.75 to $10.375. The repricing was effected by exchanging new options with an exercise price of $4.875 per share, and the same vesting period as the original option, for the options then held by such optionees.

    The Compensation Committee approved the repricing because it believes that equity interests are a significant factor in the company's ability to retain directors, executive officers and employees, by providing an incentive to all such personnel to devote their utmost effort and skill to the advancement and betterment of the company by permitting them to participate in the success and increased value of the Company. Following the grant of such options, however, the price per share of the Company's Common Stock declined to approximately $5.00 as a result of unforeseen market factors. The Compensation Committee believed, that as a result of this relatively sudden decline, the options so granted would not have the desired motivational effect on the optionees. Accordingly, the Compensation Committee approved the repricing as a means of ensuring that such optionees have a meaningful equity interest in the Company.

COMPENSATION OF THE BOARD OF DIRECTORS

    The members of the Board of Directors who are not employees receive $1,000 for their attendance in person at Board meetings and $500 if they are present at a Board meeting telephonically. Members of the Board of Directors received nonstatutory stock options in the past in recognition of their service as members of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1998, the members of the Compensation Committee of the Company's Board of Directors were Messrs. Willey (Chairman), Haglund and Gregory. None of the Compensation Committee members were officers, former officers or employees of the Company during fiscal 1997. Mr. Willey served as President and a Director of Fidelity National Financial, Inc. and a Director of CKE Restaurants, Inc.

COMPENSATION COMMITTEE REPORT

    The Committee, comprised of three non-employee directors, is responsible for administering the executive compensation policies, administering the various management incentive programs (including option plans), and making recommendations to the Board of Directors with respect to these policies and programs. In addition, the Committee makes annual recommendations to the Board of Directors concerning the compensation paid to the Chief Executive Officer. Set forth below is a report submitted by the Committee addressing compensation policies for fiscal 1998 as they affected the Executive Officers.

    Compensation Policies Towards Executive Officers. The Committee believes that the most effective executive compensation program is one that provides incentives to achieve both current and long-term strategic management goals, with the ultimate objective of enhancing stockholder value. With respect to equity-based compensation, the Committee believes that an integral part of the Company's compensation program is the ownership and retention of the Company's Common Stock by its Executive Officers. By providing Executive Officers with a meaningful stake in the Company, the value of which is dependent on the Company's long-term success, a commonality of interests between the Company's Executive Officers and its stockholders is fostered.

    Relationship of Performance to Compensation. Compensation that may be earned by the Executive Officer under the current management team consists primarily of stock options. The Committee, in its discretion, may apply different factors, particularly different measures of company performance, in setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general compensation policies indicated above. With regard to the Company's performance, the measures used for margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, profit retention, and profitability, all of which combine to enhance stockholder value.

    Stock Options. Stock option grants motivate Executive Officers to manage the business to improve long-term Company performance and align the interests of Executive Officers with stockholder value. Customarily, option grants are made with exercise prices equal to the fair market value of the shares on the grant date and will be of no value unless the market price of the Company's shares of Common Stock appreciates, thereby aligning a substantial part of the Executive Officer's compensation package with the return realized by the stockholders. Options generally vest in equal installments over a period of time, contingent upon the Executive Officer's continued employment with the Company. Accordingly, an option will provide a return to the Executive Officer only if the Executive Officer remains employed by the Company and the market price of the underlying shares appreciates over the option term. The size of an option grant is designed to create a meaningful opportunity for stock ownership and is based upon the individual's current position with the Company, internal comparability with option grants made to other Company executives and the individual's potential for future responsibility and promotion over the option term.

    Chief Executive Officer Compensation. Andrew F. Puzder became the Company's Chief Executive Officer in August 1997. Mr. Puzder did not receive any cash compensation during fiscal 1997 or fiscal 1998 for such position. Mr. Puzder received 100,000 stock options in 1997 and an additional 210,000 stock options in 1998 to reward him for the Company's performance in 1997 and 1998 and to incentivize him to excel in 1999.

    Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. At this time, the Company's deduction for officer compensation is not limited by the provisions of Section 162(m). The Committee intends to monitor regulations issued pursuant to Section 162(m) and to take such actions with respect to the executive compensation program as are reasonably necessary to preserve the corporate tax deduction for executive compensation paid.

    The report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference into any previous filing by the Company under the Securities Act of 1933 ("Securities Act") or under the Securities Exchange Act of 1934 ("Exchange Act"), that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

PERFORMANCE GRAPH

    Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index, the Restaurants 500 Index for the five-year period ending December 31, 1998. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1994, with dividends reinvested over the periods indicated.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                    Dec 93      Dec 94      Dec 95      Dec 96      Dec 97      Dec 98
                                    ------      ------      ------      ------      ------      ------
Santa Barbara Restaurant Group      100.00       93.94      118.18       89.39      131.82       46.21
S&P 500 Index                       100.00      101.32      139.40      171.40      228.59      293.91
Restaurants 500                     100.00       99.69      149.51      147.72      158.61      248.57



COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

    The Board of Directors has a standing Compensation Committee. The Board does not have a nominating or audit committee or other committee performing similar functions. The Compensation Committee, whose current members are Messrs. Willey (Chairman), Haglund and Gregory, considers the hiring and election of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees.

    During fiscal 1998, The Board of Directors held four meetings and the Compensation Committee did not hold any meetings in 1998. During fiscal 1998, no director attended fewer than 75% of the aggregate meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1998, relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, director nominee and officer of the Company and, (iii) all officers and directors of the Company as a group. Unless otherwise noted, each of the shareholders listed owns less than 1% of the outstanding common stock of the Company. The Company had 16,246,293 shares outstanding as of April 23, 1999.


                                                         NUMBER OF        PERCENTAGE
                   NAME AND ADDRESS OF              SHARES BENEFICIALLY    OF SHARES
                 BENEFICIAL OWNER(1)(2)(3)                OWNED(1)       OUTSTANDING(4)
                 --------------------------------   -------------------  --------------
          Fidelity National Financial, Inc.(5) ..        7,187,765             36.5%
            17911 Von Karman Avenue, Suite 300
            Irvine, CA 92614
          CKE Restaurants, Inc. .................        1,656,453              8.4%
          T. Anthony Gregory(6) .................          157,661              0.8%
            25651 Paseo de la Paz
            San Juan Capistrano, CA 92675
          Bruce H. Haglund(7) ...................          199,261              1.0%
            2010 Main St., Suite 400
            Irvine, CA 92614
          William P. Foley, II(8) ...............        1,424,400              7.2%
          Andrew F. Puzder(9) ...................          204,000              1.0%
          Frank P. Willey(10) ...................           80,000              0.4%
          C. Thomas Thompson ....................               --               --%
          Charles Rolles ........................               --               --%
          Burt Sugarman .........................               --               --%
          Dermot F. Rowland(11) .................          590,189              3.0%
            4021 Vernon Avenue South
            St. Louis Park, MN 55416
          Nicholas J. Caddeo(12) ................           53,200              0.3%
          All officers and directors as a
          group (10 persons)(13) ................        2,893,711             14.7%

----------

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 1999 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 1200 North Carl Karcher Way, Anaheim, California 92803.

(4) Assumes 19,683,297 shares outstanding, including 16,246,293 shares currently outstanding and 3,437,004 shares issuable upon exercise of presently exercisable stock options and warrants held by the above-listed shareholders.

(5) Includes 2,470,000 shares issuable upon the exercise of presently exercisable warrants.

(6) Includes 104,194 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(7) Includes 119,194 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(8) Excludes the 7,187,765 beneficial shares held by Fidelity National Financial, Inc. and 1,656,453 beneficial shares held by CKE Restaurants, Inc., of which William P. Foley, II is the Chairman of the Board and Chief Executive Officer. Includes 350,000 shares issuable upon the exercise of presently excercisable nonstatutory stock options.

(9) Includes 200,000 shares issuable upon the exercise of presently exercisable nonstatutory options.

(10) Includes 80,000 shares issuable upon the exercise of presently exercisable nonstatutory options.

(11) Includes 81,116 shares issuable upon the exercise of presently exercisable nonstatutory options.

(12) Includes 32,500 shares issuable upon the exercise of presently exercisable incentive stock options.

(13) Includes an aggregate of 1,152,004 shares issuable upon the exercise of presently exercisable stock options held by officers and directors of the Company.

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


CKE Restaurants, Inc.

    The Company and CKE share certain officers and directors. In September 1998, the Company purchased JBFRI and JBPC from CKE in exchange for approximately 1.7 million shares or 10.9% of the Company's outstanding common stock at December 31, 1998. In December 1998, the Company acquired 274,900 shares or less than 1% of CKE's common stock from Fidelity.

    In conjunction with the acquisitions of Timber Lodge and JB's, the Company entered into an agreement with CKE to receive certain general and administrative support. As of December 31, 1998, the Company has accrued $173,000 for such services provided during fiscal 1998. Such amount represents the cost to CKE of providing such services.

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

Fidelity National Financial, Inc.

    The Company and Fidelity share certain officers and directors. In 1997, Fidelity acquired 1,000,000 shares of the Company's common stock and 3,470,000 warrants to acquire the Company's common stock. In September 1998, Fidelity exercised 1,000,000 of its $5.00 common stock purchase warrants resulting in net proceeds to the Company of $5,000,000. In December 1998, the Company and Fidelity completed a Share Exchange. As result of these transactions, Fidelity owns approximately 4.7 million shares or 31% of the Company's common stock at December 31, 1998, and holds warrants to acquire an additional 2,470,000 shares of the Company's common stock.



Rally's Hamburgers, Inc.

    The Company and Rally's share certain officers and directors. The Company presently owns 2,408,874 shares or 8.2% of Rally's common stock . On January 29, 1999, Rally's announced the signing of a merger agreement with Checkers Drive-In Restaurants, Inc. ("Checkers"). The agreement provides that each share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock that Rally's owns (approximately 26% of Checkers common stock as of December 31, 1998) will be retired following this merger.

Payments to Director for Professional Services

    Bruce Haglund, a director of the Company, provided legal services to the Company valued at $0, $55,261 and $48,467 during 1998, 1997 and 1996, respectively.

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

                                        SANTA BARBARA RESTAURANT GROUP, INC.

                                        By:  /s/ Andrew F. Puzder
                                           -----------------------------------
                                           Andrew F. Puzder
                                           Chief Executive Officer

Date:  April 28, 1999

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

SIGNATURES                                     TITLE                                                DATE
----------                                     -----                                                ----

/s/ William P. Foley, II
-----------------------------------            Chairman of the Board, Director                      April 28,1999
William P. Foley, II

/s/ Andrew F. Puzder
-----------------------------------            Chief Executive Officer, Director                    April 28, 1999
Andrew F. Puzder                               (Principal Executive Officer)

/s/ Theodore Abajian
-----------------------------------            Chief Financial Officer,                             April 28, 1999
Theodore Abajian                               (Principal Financial and Accounting Officer)

/s/ Frank P. Willey
-----------------------------------            Director                                             April 28, 1999
Frank P. Willey

/s/ Bruce H. Haglund
-----------------------------------            Director                                             April 28, 1999
Bruce H. Haglund

/s/ T. Anthony Gregory
-----------------------------------            Director                                             April 28, 1999
T. Anthony Gregory

/s/ C. Thomas Thompson
-----------------------------------            Director                                             April 28, 1999
C. Thomas Thompson

/s/ Dermot F. Rowland
-----------------------------------            Director                                             April 28, 1999
Dermot F. Rowland

/s/ Charles Rolles
-----------------------------------            Director                                             April 28, 1999
Charles Rolles

/s/ Burt Sugarman
-----------------------------------            Director                                             April 28, 1999
Burt Sugarman