Form 10-Q
period 1999-04-22
SANTA BARBARA RESTAURANT GROUP INC
filed 1999-06-04
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 22, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter.)


                DELAWARE                               33-0403086
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      3916 STATE STREET, SUITE 300
        SANTA BARBARA, CALIFORNIA                        93105
(Address of principal executive offices)               (Zip Code)


        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 491-6400


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 25, 1999, the registrant had 16,246,293 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION
                                                                                     Page
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at April 22, 1999
           and December 31, 1998.......................................................3

           Condensed Consolidated Statements of Income for the periods ended
           April 22, 1999 and March 31, 1998 ..........................................4

           Condensed Consolidated Statements of Cash Flows for the periods ended
           April 22, 1999 and March 31, 1998 ..........................................5

           Notes to Condensed Consolidated Financial Statements........................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................8


                            PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................................11

Signatures............................................................................12


PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                        April 22,         December 31,
                                                                           1999              1998
                                                                        ----------        ------------
                                                                          (Dollars in thousands)
Current assets:
    Cash and cash equivalents                                           $  4,832          $  7,043
    Short-term investments                                                   478                --
    Accounts receivable, net of allowance for doubtful accounts
         of $136,000 in 1999 and $125,000 in 1998                          1,021               874
    Current portion of notes receivable                                      243               239
    Inventories                                                              923               990
    Deferred income taxes, net                                             1,152             1,152
    Prepaid expenses                                                         540               443
    Other current assets                                                     324               472
                                                                        --------          --------
         Total current assets                                              9,513            11,213
Property and equipment, net                                               27,703            27,447
Property under capital leases, net                                         5,109             5,214
Investments in affiliated companies                                        9,351             9,447
Notes receivable, net                                                      1,684             1,732
Related party notes receivable, net                                        4,592                --
Costs in excess of net assets acquired, net of accumulated
   amortization of $289,000 in 1999 and $139,000 in 1998                  20,088            20,320
Other assets                                                                 373               457
                                                                        --------          --------
                                                                        $ 78,413          $ 75,830
                                                                        ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                              $     45          $     44
    Current portion of capital lease obligations                             899               886
    Accounts payable and accrued expenses                                  6,470             5,151
    Accrued salaries, wages and employee benefits                          3,354             3,573
    Other current liabilities                                              4,011             4,829
                                                                        --------          --------
          Total current liabilities                                       14,779            14,483
Long-term debt, less current installments                                    572               585
Capital lease obligations, less current portion                            5,358             5,650
Deferred income taxes, net                                                   336               336
Other long-term liabilities                                                4,780             5,302
Shareholders' equity:
    Common stock, $.08 par value, authorized 50,000,000 shares;
       16,246,293 and 15,238,908 shares issued and outstanding
       in 1999 and 1998, respectively                                      1,300             1,219
    Additional paid in capital                                            61,982            59,416
    Accumulated deficit                                                  (10,694)          (11,161)
                                                                        --------          --------
        Total shareholders' equity                                        52,588            49,474
                                                                        --------          --------
                                                                        $ 78,413          $ 75,830
                                                                        ========          ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                 Sixteen Weeks     Three Months
                                                     Ended             Ended
                                                 April 22, 1999    March 31,1998
                                                 --------------    -------------

Revenues:
  Restaurant operations                             $ 29,648          $    699
  Franchised restaurants                                 945               401
  Other                                                  145               137
                                                    --------          --------
    Total revenues                                    30,738             1,237
                                                    --------          --------

Restaurant operating costs:
  Food and packaging                                   9,906               274
  Payroll and other employee benefits                  9,993               223
  Occupancy and other operating costs                  6,447               200
                                                    --------          --------
    Total restaurant operating costs                  26,346               697
                                                    --------          --------

  Advertising                                            968                61
  Pre-opening expense                                    171                --
  General and administrative                           2,593               312
                                                    --------          --------
    Total                                              3,732               373
                                                    --------          --------

  Operating income                                       660               167

  Interest expense                                      (145)               --
  Other income, net                                      141                92
                                                    --------          --------
  Income before income taxes                             656               259
  Income tax expense                                     189                 6
                                                    --------          --------
  Net income                                        $    467          $    253
                                                    ========          ========
Basic net income per share                          $    .03          $    .04
                                                    ========          ========
Diluted net income per share                        $    .03          $    .03
                                                    ========          ========
Basic weighted average shares outstanding             15,283             6,396
                                                    ========          ========
Diluted weighted average shares outstanding           15,505             7,813
                                                    ========          ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                Sixteen Weeks    Three Months
                                                                    Ended           Ended
                                                                April 22, 1999   March 31, 1998
                                                                --------------   --------------
Cash flows from operating activities:
  Net income                                                       $   467          $   253
  Adjustments to reconcile net income to net cash flows
  provided by operating activities:
       Depreciation and amortization                                 1,245               62
  Changes in operating assets and liabilities:
       Accounts receivable                                            (147)             (37)
       Inventory, prepaids and other current assets                    118                3
       Accounts payable and accrued expenses                         1,319              179
       Accrued salaries, wages and employee benefits                  (219)             (31)
       Other current liabilities                                      (818)              --
                                                                   -------          -------
    Net cash provided by operating activities                        1,965              429
                                                                   -------          -------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments                      --            5,851
  Purchases of short-term investments                                 (478)          (7,241)
  Issuance of related party notes receivable                        (1,946)              --
  Collection of notes receivable                                        44              113
  Net change in other assets                                           235              (30)
  Purchases of property and equipment                               (1,218)             (49)
                                                                   -------          -------
     Net cash used in investing activities                          (3,363)          (1,356)
                                                                   -------          -------

Cash flows from financing activities:
  Repayment of capital lease obligations                              (279)              --
  Repayment of revolving line of credit and long-term debt             (12)              --
  Proceeds from issuance of common stock                                --               29
  Net change in other long-term liabilities                           (522)              (3)
                                                                   -------          -------
     Net cash provided by (used in) financing activities              (813)              26
                                                                   -------          -------

Net decrease in cash and cash equivalents                           (2,211)            (901)
Cash and cash equivalents at beginning of period                     7,043            1,130
                                                                   -------          -------
Cash and cash equivalents at end of period                         $ 4,832          $   229
                                                                   =======          =======
Supplemental information:
  Cash paid during the period for:
      Interest                                                     $   134          $    --
      Income taxes                                                 $     8          $     6
  Non cash investing and financing activities:
      Issuance of common stock to acquire related party
        notes receivable                                           $ 2,646          $    --


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SANTA BARBARA RESTAURANT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

Santa Barbara Restaurant Group, Inc., (formerly known as GB Foods Corporation) a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. Information relating to periods ending prior to September 1, 1998 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of Timber Lodge Steakhouse, Inc. and JB's Family Restaurants, Inc. which the Company acquired on September 1, 1998. At April 22, 1999, the Company operated 55 JB's restaurants, 21 Timber Lodge Steakhouse restaurants, six Galaxy Diner restaurants and six Green Burrito restaurants. The Company also has 39 Green Burrito stand-alone franchise restaurants, 188 dual-concept franchise restaurants and 28 franchised JB's restaurants for a total of 343 restaurants.

2. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. During the third quarter of 1998 the Company changed from a calendar year/quarter to a fiscal year ending the last Thursday of December. The first quarter of fiscal 1999, ended April 22, 1999, includes 16 weeks of operations and each of the remaining quarters of fiscal 1999 will include 12 weeks of operations. The first quarter of fiscal 1998 included the three month period ended March 31, 1998 and therefore is not comparable to the first quarter of fiscal 1999. Certain reclassifications have been made to 1998 amounts to conform to the 1999 presentation.

3. MERGER WITH TIMBER LODGE STEAKHOUSE, INC. AND ACQUISITION OF JB'S FAMILY RESTAURANTS, INC.

The following table presents selected unaudited pro forma results of operations for the Company, assuming the Timber Lodge Steakhouse, Inc. and JB's Family Restaurants, Inc. acquisitions had occurred on January 1, 1998 and that the first quarter of 1998 included 16 weeks of operations. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the merger. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisitions occurred on January 1, 1998, nor are they indicative of future operating results.


                                                          Period ended
                                                            April 30,
                                                              1998
                                                      ---------------------
                                                           (Amounts in
                                                      thousands except EPS)
Total revenues                                               $31,019
Net income                                                   $   731
EPS - basic                                                  $   .06
EPS - diluted                                                $   .05
Weighted averages shares outstanding  -  basic                12,524
Weighted average shares outstanding -  diluted                13,941

4. SEGMENT AND RELATED INFORMATION

Prior to the acquisitions described in Note 3, the Company had one reportable segment. As a result of the acquisitions, the Company has three reportable segments in fiscal 1999: Family Dining, Steakhouse and Quick Serve Mexican.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents and short-term investments for all periods presented. In 1999, total assets in the corporate column also include investments in affiliated companies, corporate notes receivable, and deferred income taxes. The corporate component of segment profit before tax in 1999 includes $630,000 of costs incurred related to the attempted acquisition of Long John Silver's Restaurants, Inc. ("Long John Silver's") and corporate general and administrative expenses.

                                           Family                     Quick Serve
                                           Dining       Steakhouse      Mexican      Corporate       Total
                                          --------      ----------    ------------   ---------      --------
                                                                   (Dollars in thousands)

Sixteen Weeks Ended April 22, 1999

Revenues                                  $ 17,513       $ 11,906      $  1,319      $     --       $ 30,738
Interest revenue                                65             15            --           109            189
Interest expense                              (145)            --            --            --           (145)
Depreciation & amortization                    591            578            76            --          1,245
Pre-opening expense                             --            171            --            --            171
Segment profit before tax                      776            429           193          (742)           656
Toal assets as of April 22, 1999          $ 34,073       $ 23,480      $  1,874      $ 18,986       $ 78,413

Three Months Ended March 31, 1998

Revenues                                  $     --       $     --      $  1,237      $     --       $  1,237
Interest revenue                                --             --            --            92             92
Interest expense                                --             --            --            --             --
Depreciation & amortization                     --             --            62            --             62
Segment profit before tax                       --             --           167            92            259
Total assets as of December 31, 1998      $ 34,091       $ 24,760      $  2,004      $ 14,975       $ 75,830


5. RELATED PARTY NOTES RECEIVABLE

The Company acquired $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties during the quarter ended April 22, 1999. First on March 30, 1999, the Company acquired $3.0 million of Checkers senior secured debt in exchange for approximately 998,000 unregistered shares of the Company's common stock. The Company recorded the difference between the fair market value of the Company's common stock and the stated value of the note receivable as a reduction, or discount, to the note receivable from Checkers in the amount of $350,000. Second, on April 8, 1999, the Company acquired, for cash, approximately $1.9 million of Checkers senior secured debt from two unaffiliated parties. The $4.9 million of 13% senior secured debt provides for the payment of monthly interest, and the principal balance is due on April 30, 2000.

The Company and Checkers share certain officers and directors. Additionally, CKE Restaurants, Inc., Rally's Hamburgers, Inc. and Fidelity National Financial, Inc., related parties of the Company, maintain an equity interest in Checkers and/or hold notes receivable from Checkers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 1, 1998, the Company completed the acquisitions of Timber Lodge Steakhouse and JB's Family Restaurants, Inc. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The addition of 86 Company-operated and 29 franchised restaurants associated with the merger and acquisition are the principal reasons for the significant differences when comparing results of operations for the 16 week period ending April 22, 1999 with the results of operations for the three month period ending March 31,1998. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income for the first quarter of fiscal 1999, the sixteen weeks ended April 22, 1999 and the first quarter of fiscal 1998, the three months ended March 31, 1998.

                                           Sixteen Weeks      Three Months
                                           Ended April 22,   Ended March 31,
                                              1999(1)           1998
                                           ---------------   ---------------

Revenues:
  Restaurant operations .............           96.5%            56.5%

  Franchised restaurants and other ..            3.5             43.5
                                              ------           ------
     Total revenues .................          100.0            100.0
                                              ------           ------

Restaurant operating costs: (2)
  Food and packaging ................           33.4             39.2
  Payroll and other employee benefits           33.7             31.9
  Occupancy and other operating costs           21.8             28.6
                                              ------           ------
                                                88.9             99.7
Advertising (2) .....................            3.3              8.7
Pre-opening expense (2) .............            0.6               --
General and administrative ..........            8.4             25.2
                                              ------           ------

Operating income ....................            2.1             13.5
Interest expense ....................           (0.5)              --
Other income, net ...................            0.5              7.4
Income before income taxes ..........            2.1             20.9
Income tax expense ..................            0.6              0.5
                                              ------           ------
Net income ..........................            1.5%            20.4%
                                              ------           ------

(1) Includes the operating results of Timber Lodge Steakhouse, Inc. and JB's Family Restaurants, Inc. for the entire first quarter of fiscal 1999.
(2)  As a percentage of revenues from Company-operated restaurants.

Revenues from Company-operated restaurants increased $28.9 million to $29.6 million for the first quarter of fiscal 1999 as compared with revenues of $699,000 during the first quarter of fiscal 1998. The increase in revenues is mostly attributable to the addition of JB's and Timber Lodge Steakhouse restaurants as of September 1, 1998 which generated $17.0 million and $11.9 million in revenues, respectively, during the first quarter of fiscal 1999. Additionally, the first quarter of 1999 includes 16 weeks of operations versus the first quarter of 1998 which contained three calendar months.

Revenues from franchised restaurants increased $544,000 to $945,000 for the first quarter of fiscal 1999 as compared with revenues of $401,000 during the first quarter of fiscal 1998. The increase in revenues from franchised restaurants is principally due to the addition of royalties earned by the JB's franchise system. Green Burrito generated increased royalty revenue due to the increased number of franchised units and the change in the length of the first fiscal quarter.

 Food and packaging costs as a percentage of restaurant sales decreased to 33.4% for the first quarter of fiscal 1999 as compared with 39.2% during the first quarter of fiscal 1998. The decrease is primarily due to the addition of JB's restaurants in September 1998 which operate with significantly lower food and packaging costs as a percent of sales (31.2%) as compared to Green Burrito.

Payroll and other employee benefits increased as a percentage of restaurant sales to 33.7% for the first quarter of fiscal 1999 as compared with 31.9% for the first quarter of fiscal 1998. The increase is attributable to the addition of JB's and Timber Lodge in September 1998 which operate with higher payroll and other employee benefits costs as a percentage of restaurant sales than Green Burrito.

Occupancy and other operating costs decreased as a percentage of restaurant sales to 21.8% for the first quarter of fiscal 1999 as compared with 28.6% for the first quarter of fiscal 1998. The decrease in occupancy and other operating costs is attributable to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which operate with lower occupancy and other costs as a percentage of restaurant sales than Green Burrito.

Advertising costs decreased to 3.3% of restaurant sales for the first quarter of fiscal 1999 as compared with 8.7% for the first quarter of fiscal 1998. The decrease in advertising costs as a percentage of restaurant sales is entirely due to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which typically spend three to four percent of restaurant sales on advertising costs.

Pre-opening expense of $171,000 for the first quarter of fiscal 1999 represents costs associated with the conversion of two JB's restaurants to Timber Lodge Steakhouse restaurants during the quarter.

General and administrative expenses were $2.6 million or 8.4% of total revenues for the first quarter of fiscal 1999 and include a charge of approximately $630,000 for costs incurred by the Company related to the attempted acquisition of Long John Silver's. General and administrative expenses were $312,000 or 25.2% of total revenues for the first quarter of fiscal 1998. The decrease in general and administrative expense as a percentage of total revenues is attributable to the addition of JB's restaurants and Timber Lodge, which are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expenses as a percentage of sales than the primarily franchise oriented operations of the Company prior to the acquisitions.

Interest expense primarily reflects interest costs associated with capitalized real property leases associated with JB's restaurants.

Other income, net, primarily reflects interest income on invested cash, short-term investments and notes receivable. During the first quarter of fiscal 1999, other income, net, increased $49,000 to $141,000 as compared to $92,000 during the first quarter of fiscal 1998. The increase in other income, net, is primarily due to an increase in cash and cash equivalents and the addition of $4.9 million of notes receivable, bearing interest at 13%, during the first quarter of fiscal 1999 (see note 5).

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

The Company's review of its information systems and those of the businesses recently acquired indicates that the point of sale cash register systems in certain restaurants must be replaced. In addition, the Company will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of September, 1999, the Company believes it will have addressed any potential significant Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $1.5 million to $2.0 million. As of April 22, 1999, the Company has incurred and expensed approximately $100,000 of expenditures consisting of internal staff costs, as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $5.3 million at April 22, 1999 and $7.0 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments is primarily due to the use of approximately $1.9 million to fund the purchase of notes receivable (see note
5), $1.2 million to fund purchases of equipment and other capital improvements and $813,000 utilized in financing activities partially offset by $2.0 million provided by operating activities.

Net cash provided by operating activities was $2.0 million during the first quarter of fiscal 1999 which included an increase in accounts payable and accrued expenses of $1.3 million partially offset by a decrease of $0.8 million in other current liabilities. Investing activities required the Company to use $1.9 million in cash to fund the purchase of notes receivable (see note 5) and $1.2 million of cash to fund capital additions. Financing activities required the Company to use $0.5 million of cash to reduce other long-term liabilities and $0.3 million of cash to repay capital lease obligations.

During the first quarter of 1999, the Company completed the conversion of two under-performing JB's restaurants to the Timber Lodge Steakhouse concept at an average conversion cost of approximately $850,000 including pre-opening costs. The Company expects to complete two additional JB's to Timber Lodge conversions by the end of the third quarter of 1999. In addition, in the second quarter of 1999, the Company will begin remodeling certain JB's restaurants to improve and update the customer areas of the restaurants. These remodels are expected to cost between $75,000 and $100,000 per restaurant and the Company plans to complete between 12 and 20 of these remodels in 1999. The Company also plans to open one new Timber Lodge Steakhouse restaurant in Minnesota during the third quarter of 1999 which will require the use of approximately $1.1 million of cash. The Company expects to fund JB's conversions to Timber Lodge, JB's remodels and new unit development through available cash and cash equivalents on hand and cash flow from operations.

During the second quarter of 1999, the Company will begin replacing certain point of sale cash registers in the Company's restaurants and other hardware in order to meet Year 2000 requirements. The Company expects to utilize equipment lease financing to fund the anticipated $1.5 million cost of these replacements. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings, the sale of assets or from other sources. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

MARKET RISK

The Company maintains investments in the publicly-traded common stock of certain affiliated companies. The fair value of these securities at April 22, 1999 was $4.4 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $440,000 and $880,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as such investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists.


                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 11 Calculation of Earnings per Share
     Exhibit 27 Financial Data Schedule (included in electronic filing only)

(b)  Current Reports on Form 8-K:

     (i) A current report on Form 8-K was filed on April 8, 1999 to report that on March 30, 1999 the Board of Directors elected Mssrs. Charles Rolles and Burt Sugarman to serve as directors of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Santa Barbara Restaurant Group, Inc.
                               (Registrant)

Date:                          By:  /s/ TED ABAJIAN
                                    --------------------------------------------
June 4, 1999                        Ted Abajian
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION

Exhibit 11      Calculation of Earnings per Share
Exhibit 27      Financial Data Schedule (included in electronic filing only)
