Form 10-Q
period 1999-07-15
SANTA BARBARA RESTAURANT GROUP INC
filed 1999-08-27
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 15, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10576


                      SANTA BARBARA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


                DELAWARE                                       33-0403086
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

     3916 STATE STREET, SUITE 300
      SANTA BARBARA, CALIFORNIA                                  93105
----------------------------------------                       ----------
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

         As of August 23, 1999, the registrant had 20,746,293 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.


                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION




                                                                                Page
                                                                                ----
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of July 15, 1999
        and December 31, 1998.....................................................3

        Condensed Consolidated Statements of Income for the periods ended
        July 15, 1999 and June 30, 1998 ..........................................4

        Condensed Consolidated Statements of Cash Flows for the periods ended
        July 15, 1999 and June 30, 1998 ..........................................5

        Notes to Condensed Consolidated Financial Statements......................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.....................................................8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................12

Item 4. Submission of Matters to a Vote of Securities Holders....................12

Item 6. Exhibits and Reports on Form 8-K.........................................13

Signatures.......................................................................13

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                     July 15,    December 31,
                                                                       1999         1998
                                                                     --------    ------------
Current assets:
    Cash and cash equivalents ..................................     $  4,572      $  7,043
    Short-term investments .....................................          482            --
    Accounts receivable, net of allowance for doubtful accounts
      of $248 in 1999 and $125 in 1998..........................        1,426           874
    Current portion of notes receivable ........................          236           239
    Related party notes receivable .............................        4,593            --
    Inventories ................................................        1,427           990
    Deferred income taxes, net .................................        1,152         1,152
    Prepaid expenses ...........................................        1,179           443
    Other current assets .......................................          320           472
                                                                     --------      --------
             Total current assets ..............................       15,387        11,213

    Property and equipment, net ................................       36,876        27,447
    Property under capital leases, net .........................        4,955         5,214
    Investments in affiliated companies ........................        9,421         9,447
    Notes receivable, net ......................................        1,603         1,732
    Costs in excess of net assets of businesses acquired, net of
      accumulated amortization of $402 in 1999 and $139 in 1998        29,325        20,320
    Other assets                                                        2,296           457
                                                                     --------      --------
                                                                     $ 99,863      $ 75,830
                                                                     ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt ..........................     $  5,208      $     44
    Current portion of capital lease obligations ...............          899           886
    Accounts payable and accrued expenses ......................        6,689         5,151
    Accrued salaries, wages and employee benefits ..............        3,980         3,573
    Other current liabilities ..................................        5,879         4,829
                                                                     --------      --------
          Total current liabilities ............................       22,655        14,483

   Long-term debt, less current portion ........................        4,833           585
   Capital lease obligations, less current portion .............        5,150         5,650
   Deferred income taxes, net ..................................          336           336
   Other long-term liabilities .................................        5,419         5,302

  Shareholders' equity
    Common stock, $.08 par value, authorized 50,000,000 shares;
     19,246,293 and 15,238,908 shares issued and outstanding
     in 1999 and 1998, respectively ............................        1,539         1,219
   Additional paid in capital ..................................       69,874        59,416
   Accumulated deficit .........................................       (9,943)      (11,161)
                                                                     --------      --------
        Total shareholders' equity .............................       61,470        49,474
                                                                     --------      --------
                                                                     $ 99,863      $ 75,830
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

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                            Twelve Weeks  Three Months  Twenty-eight  Six Months
                                               Ended          Ended     Weeks Ended     Ended
                                              July 15,      June 30,      July 15,     June 30,
                                               1999           1998          1999        1998
                                            ------------  ------------  ------------  ----------
Revenues:
  Company-operated restaurant operations      $ 21,567      $    732     $ 51,216      $  1,430
  Franchised restaurants ................          631           439        1,576           840
  Other .................................          109           123          254           221
                                              --------      --------     --------      --------
    Total revenues ......................       22,307         1,294       53,046         2,491
                                              --------      --------     --------      --------

Restaurant operating costs:
  Food and packaging ....................        7,150           265       17,057           541
  Payroll and other employee benefits ...        7,452           226       17,445           449
  Occupancy and other operating costs ...        4,803           196       11,249           398
                                              --------      --------     --------      --------
    Total restaurant operating costs ....       19,405           687       45,751         1,388
                                              --------      --------     --------      --------

  Advertising ...........................          614            58        1,583            78
  Pre-opening expense ...................          150            --          321            --
  General and administrative ............        1,346           334        3,960           647
                                              --------      --------     --------      --------
    Total ...............................        2,110           392        5,864           725
                                              --------      --------     --------      --------

  Operating income ......................          792           215        1,431           378
  Interest expense ......................          (99)           --         (233)           --
  Other income, net .....................          342            67          494           162
                                              --------      --------     --------      --------
  Income before income tax expense ......        1,035           282        1,692           540
  Income tax expense ....................          284             1          474             7
                                              --------      --------     --------      --------
  Net income ............................     $    751      $    281     $  1,218      $    533
                                              ========      ========     ========      ========


Basic net income per share ..............     $    .05      $    .04     $    .08      $    .08
                                              ========      ========     ========      ========
Diluted net income per share ............     $    .05      $    .04     $    .08      $    .07
                                              ========      ========     ========      ========
Basic weighted average shares outstanding       16,182         6,398       15,733         6,397
                                              ========      ========     ========      ========
Diluted weighted average shares
  outstanding ...........................       16,294         7,225       15,899         7,519
                                              ========      ========     ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Twenty-eight      Six Months
                                                                 Weeks Ended         Ended
                                                                   July 15,         June 30,
                                                                     1999             1998
                                                                 ------------      -----------
Cash flows from operating activities:
  Net income ..............................................        $  1,218         $    533
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
      Depreciation and amortization .......................           2,165              127

    Changes in operating assets and liabilities:
       Accounts receivable ................................             (92)             (38)
       Inventory, prepaids and other current assets .......             156             (155)
       Accounts payable and accrued expenses ..............            (699)             158
       Accrued salaries, wages and employee benefits ......            (122)              18
       Other current liabilities ..........................            (400)             (19)
                                                                   --------         --------
       Net cash provided by operating activities ..........           2,226              624
                                                                   --------         --------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments ........              --           10,904
  Purchases of short-term investments .....................            (482)         (11,703)
  Cash received from acquisition, net .....................             794               --
  Issuance of related party notes receivable ..............          (1,947)              --
  Collection of notes receivable ..........................             132              110
  Net change in other assets ..............................             249               --
  Purchases of property and equipment .....................          (2,281)            (752)
                                                                   --------         --------
       Net cash used in investing activities ..............          (3,535)          (1,441)
                                                                   --------         --------

Cash flows from financing activities:
  Repayment of capital lease obligations ..................            (487)              --
  Repayment of long-term debt .............................             (27)              --
  Proceeds from issuance of common stock ..................              --               28
  Net change in other long-term liabilities ...............            (648)              (5)
                                                                   --------         --------
       Net cash provided by (used in) financing activities.          (1,162)              23
                                                                   --------         --------

Net decrease in cash and cash equivalents .................          (2,471)            (794)
Cash and cash equivalents at beginning of period ..........           7,043            1,129
                                                                   --------         --------
Cash and cash equivalents at end of period ................        $  4,572         $    335
                                                                   ========         ========
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest ..............................................        $    233         $     --
    Income taxes ..........................................        $     40         $      6

  Non cash investing and financing activities:
      Issuance of common stock to acquire related party
        notes receivable ..................................        $  2,646         $     --
      Issuance of common stock to acquire La Salsa ........        $  7,725         $     --
      Issuance of warrants to acquire La Salsa ............        $    407         $     --
      Issuance of convertible subordinated promissory notes
        to acquire La Salsa ...............................        $  3,863         $     --

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SANTA BARBARA RESTAURANT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

Santa Barbara Restaurant Group, Inc., (formerly known as GB Foods Corporation) a Delaware corporation, and subsidiaries (the "Company" or "SBRG") is engaged in the food service industry. Information relating to periods ending prior to September 1, 1998 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of Timber Lodge Steakhouse, Inc. ("Timber Lodge") and JB's Family Restaurants, Inc. ("JB's") which the Company acquired on September 1, 1998. Additionally, information relating to periods ending prior to July 15, 1999 included in this report, except as otherwise indicated, excludes the operations of La Salsa Holding Co., Inc. ("La Salsa") and its wholly owned subsidiaries which the Company acquired on July 15, 1999. As of July 15, 1999, the Company operated 54 JB's restaurants, 22 Timber Lodge Steakhouse restaurants, 51 La Salsa restaurants, six Galaxy Diner restaurants and six Green Burrito restaurants. The Company also has 39 Green Burrito stand-alone franchise restaurants, 195 dual-concept franchise restaurants, 45 franchised La Salsa restaurants and 28 franchised JB's restaurants for a total of 446 restaurants.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. During the third quarter of 1998, the Company changed from a calendar year/quarter to a fiscal year ending the last Thursday of December. The first and second quarters of fiscal 1999, ended April 22, 1999 and July 15, 1999, respectively, and included 16 and 12 weeks of operations, respectively. The first and second quarters of fiscal 1998 include the three month periods ending March 31, 1998 and June 30, 1998, respectively, and therefore are not comparable to the first and second quarter of fiscal 1999. Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

3. MERGER WITH TIMBER LODGE AND ACQUISITION OF JB'S AND LA SALSA

On July 15, 1999, the Company acquired La Salsa pursuant to an Agreement and Plan of Merger. As a result of the acquisition, the stockholders of La Salsa received 3.0 million shares of SBRG common stock and convertible subordinated promissory notes ("notes") valued at $3.9 million, convertible into 1.5 million shares of SBRG common stock. The notes were subsequently converted into common stock upon approval at the Company's annual shareholder meeting on August 16, 1999 (see note 6). Additionally, stockholders of La Salsa received warrants to purchase an aggregate of 500,000 shares of the Company's common stock at exercise prices ranging between $7.00-$7.50 per share, valued at $407,000. At the time of the acquisition, La Salsa owned 51 restaurants in California and Nevada and franchised 45 restaurants in 8 states, predominantly in the western United States, and Puerto Rico.

The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of i) recording property and equipment at estimated fair value, ii) providing for negative operating cash flows on certain underperforming restaurants acquired, and iii) the cost of closing the existing corporate office of La Salsa. This acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets of business acquired in the amount of $9.5 million are being amortized using a straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, the Company does not anticipate that there will be significant changes necessary to arrive at a final allocation.

The Company assumed La Salsa's obligations associated with a $10.0 million credit agreement with Bank Boston, N.A. At the completion of the acquisition, La Salsa had an outstanding term loan of $5.1 million and an outstanding revolving loan of $400,000. The term loan carries an interest rate of LIBOR plus 4.00%. Quarterly principal payments of $300,000 are due commencing September 30, 1999. The revolving loan carries an interest rate of LIBOR plus 3.75%, and is due September 30, 2003.

The merger with Timber Lodge and acquisition of JB's was completed on September 1, 1998 and the purchase price allocation of these transactions has been finalized.

The following table presents selected unaudited pro forma results of operations for the Company, assuming the Timber Lodge, JB's, and La Salsa acquisitions had occurred on January 1, 1998. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the transactions. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisitions occurred on January 1, 1998, nor are they indicative of future operating results.

                                                  Twenty-eight     Six Months
                                                  Weeks Ended         Ended
                                                     July 15,       June 30,
                                                      1999            1998
                                                  ------------     -----------
                                                   (In thousands, except per
                                                         share amounts)
Total revenues ..............................        $70,636        $61,255
Net income ..................................            981          1,341
EPS - basic .................................            .05            .08
EPS - diluted ...............................            .05            .08
Weighted average shares outstanding - basic .         20,682         17,026
Weighted average shares outstanding - diluted         20,794         17,852

4. SEGMENT AND RELATED INFORMATION

Prior to the acquisitions described in Note 3, the Company had one reportable segment. As a result of the acquisitions, the Company has three reportable segments in fiscal 1999: Family Dining, Steakhouse and Quick Serve Mexican.

The Family Dining segment includes the Company's JB's and Galaxy Diner restaurants which serve breakfast, lunch and dinner. The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick Serve Mexican segment is comprised of Green Burrito and La Salsa restaurants which are positioned in the "fast food" segment of the restaurant industry. La Salsa assets are included in the Quick Serve Mexican segment in 1999, but no operating results of La Salsa are included in the table below as the acquisition was not consummated until July 15, 1999. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents and short-term investments for all periods presented. In 1999, total assets in the corporate column also include investments in affiliated companies, related party notes receivable, and deferred income taxes. The corporate component of segment profit before tax for the twenty-eight weeks ended July 15, 1999 includes $630,000 of costs incurred related to the attempted acquisition of Long John Silver's Restaurants, Inc. ("Long John Silver's"), corporate general and administrative expenses, and interest income earned on corporate assets.

                                        Family                     Quick Serve
                                        Dining        Steakhouse      Mexican       Corporate         Total
                                        ------        ----------   -----------      ---------         -----
                                                                  (In thousands)

Twenty-eight Weeks Ended July 15, 1999
--------------------------------------

Revenues .......................       $ 30,292        $ 20,503       $  2,251       $     --        $ 53,046
Interest revenue ...............            101              25             15            280             421
Interest expense ...............           (233)             --             --             --            (233)
Depreciation & amortization ....          1,015           1,022            128             --           2,165
Pre-opening expense ............             --             321             --             --             321
Segment profit before tax ......          1,205             716            306           (535)          1,692
Total assets as of July 15, 1999       $ 31,080        $ 26,908       $ 24,312       $ 17,563        $ 99,863

                                           Family                    QuickServe
                                           Dining       Steakhouse     Mexican      Corporate        Total
                                           ------       ----------   ----------     ---------        -----
                                                                    (In thousands)
Six Months Ended June 30, 1998
------------------------------

Revenues ...........................       $    --       $    --       $ 2,491       $    --       $ 2,491
Interest revenue ...................            --            --            --           162           162
Interest expense ...................            --            --            --            --            --
Depreciation & amortization ........            --            --           127            --           127
Segment profit before tax ..........            --            --           378           162           540
Total assets as of December 31, 1998       $34,091       $24,760       $ 2,004       $14,975       $75,830

5. RELATED PARTY NOTES RECEIVABLE

The Company acquired an aggregate principal amount of $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties during the quarter ended April 22, 1999. First, on March 30, 1999, the Company acquired $3.0 million of Checkers' senior secured debt in exchange for approximately 998,000 unregistered shares of the Company's common stock. The Company recorded the difference between the fair market value of the Company's common stock and the stated value of the note receivable as a reduction, or discount, to the note receivable from Checkers in the amount of $350,000. Second, on April 8, 1999, the Company acquired, for cash, approximately $1.9 million of Checkers' senior secured debt from two unaffiliated parties. The $4.9 million of 13% senior secured debt provides for the payment of monthly interest, and the principal balance is due on April 30, 2000.

The Company and Checkers share certain officers and directors. Additionally, CKE Restaurants, Inc., and Fidelity National Financial, Inc., related parties of the Company, maintain an equity interest in Checkers and/or hold notes receivable from Checkers.

On August 9,1999 Checkers and Rally's Hamburgers, Inc. ("Rally's") completed a merger and Checker's shareholders approved a 1-for-12 reverse stock split.

6. SUBSEQUENT EVENTS

On August 16, 1999, SBRG's shareholders voted to convert the $3.9 million of convertible subordinated notes issued to the shareholders of La Salsa into 1.5 million shares of the Company's common stock.

Pursuant to the Checker's and Rally's merger and simultaneous reverse stock split (see note 5), SBRG now owns 399,471 shares, or 4.3%, of the outstanding Checkers' common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 1, 1998, the Company completed the acquisitions of Timber Lodge and JB's. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The addition of 86 Company-operated and 29 franchised restaurants associated with the merger and acquisition are the principal reasons for the significant differences when comparing results of operations for the 12 and 28 week periods ended July 15, 1999 with the results of operations for the three and six month periods ended June 30, 1998. The comparability of future periods will also be affected by the aforementioned transactions, the acquisition of La Salsa which was completed on July 15, 1999, and may continue to be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "foward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income for the twelve and twenty-eight week periods ended July 15, 1999 and the three and six month periods ended June 30, 1998. The twelve-week period ended July 15, 1999 is referred to throughout this document as the second quarter of fiscal 1999 and the three-month period ended June 30, 1998 is referred to as the second quarter of fiscal 1998.

                                                 Twelve Weeks     Three Months     Twenty-Eight     Six Months
                                                    Ended             Ended        Weeks Ended        Ended,
                                               July 15, 1999(1)   June 30, 1998  July 15, 1999(1)  June 30, 1998
                                               ----------------   -------------  ----------------  -------------
Revenues:
  Company-operated restaurant operations             96.7%            56.6%           96.6%            57.4%
  Franchised restaurants and other .....              3.3             43.4             3.4             42.6
                                                    -----            -----           -----            -----
     Total revenues ....................            100.0            100.0           100.0            100.0
                                                    -----            -----           -----            -----

Restaurant operating costs: (2)
  Food and packaging ...................             33.1             36.2            33.3             37.8
  Payroll and other employee benefits ..             34.6             30.9            34.0             31.4
  Occupancy and other operating costs ..             22.3             26.8            22.0             27.8
                                                    -----            -----           -----            -----
                                                     90.0             93.9            89.3             97.0
Advertising (2) ........................              2.8              7.9             3.1              5.5
Pre-opening expense (2) ................              0.7               --             0.6               --
General and administrative .............              6.0             25.8             7.5             26.0
                                                    -----            -----           -----            -----

Operating income .......................              3.6             16.6             2.7             15.2
Interest expense .......................             (0.4)              --            (0.4)            --
Other income, net ......................              1.5              5.2             0.9              6.5
Income before income taxes .............              4.7             21.8             3.2             21.7
Income tax expense .....................              1.3              0.1             0.9              0.3
                                                    -----            -----           -----            -----
Net income .............................              3.4%            21.7%            2.3%            21.4%
                                                    =====            =====           =====            =====

-----------------
(1) Includes the operating results of Timber Lodge and JB's for the entire fiscal 1999 period presented.

(2) As a percentage of revenues from Company-operated restaurants.

Revenues from Company-operated restaurants increased $20.8 million to $21.6 million for the second quarter of fiscal 1999 as compared with revenues of $732,000 during the second quarter of fiscal 1998. Revenues from Company-operated restaurants increased $49.8 million to $51.2 million for the twenty-eight weeks ended July 15, 1999 as compared with revenues of $1.4 million during the six months ended June 30, 1998. The increase in revenues for both periods is primarily attributable to the addition of JB's and Timber Lodge restaurants on September 1, 1998. JB's generated $12.5 million and $29.5 million in revenues, respectively, during the second quarter and twenty-eight weeks ended July 15, 1999. Timber Lodge generated $8.6 million and $20.5 million in revenues, respectively, during the second quarter and twenty-eight weeks ended July 15, 1999.

Revenues from franchised restaurants increased $192,000 to $631,000 for the second quarter of fiscal 1999 as compared with revenues of $439,000 during the second quarter of fiscal 1998. The increase in revenues from franchised restaurants is principally due to the addition of royalties earned by the JB's franchise system ($321,000), partially offset by reduced franchise fees and royalties earned by Green Burrito due to six fewer dual-brand conversions in the second quarter of 1999 as compared to the prior year period. Revenues from franchised restaurants increased $736,000 to $1.6 million for the twenty-eight weeks ended July 15, 1999 as compared with revenues of $840,000 during the six months ended June 30, 1998. The increase in revenues from franchised restaurants for the twenty-eight weeks ended July 15, 1999 as compared with revenues of $840,000 during the six months ended June 30, 1998 is principally due to the addition of royalties earned by the JB's franchise system ($785,000).

Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 33.1% for the second quarter of fiscal 1999 as compared with 36.2% during the second quarter of fiscal 1998. For the twenty-eight weeks ended July 15, 1999, food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 33.3% as compared with 37.8% for the six months ended June 30, 1998. The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants for both the second quarter of fiscal 1999 and the twenty-eight weeks ended July 15, 1999, as compared with the prior year, is primarily due to the addition of JB's restaurants in September 1998, which operate with significantly lower food and packaging costs as compared to Green Burrito.

Payroll and other employee benefits increased as a percentage of revenue from Company-operated restaurants to 34.6% for the second quarter of fiscal 1999 as compared with 30.9% for the second quarter of fiscal 1998. For the twenty-eight weeks ended July 15, 1999, payroll and other employee benefits increased as a percentage of revenue from Company-operated restaurants to 34.0% as compared with 31.4% for the six months ended June 30, 1998. The increase in payroll and other employee benefits as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 1999 and the twenty-eight weeks ended July 15, 1999, as compared with the prior year, is attributable to the addition of JB's and Timber Lodge in September 1998 which operate with higher payroll and other employee benefits costs as a percentage of revenue from Company-operated restaurants than Green Burrito.

Occupancy and other operating costs decreased as a percentage of revenue from Company-operated restaurants to 22.3% for the second quarter of fiscal 1999 as compared with 26.8% for the second quarter of fiscal 1998. For the twenty-eight weeks ended July 15, 1999, occupancy and other operating costs as a percentage of revenue from Company-operated restaurants decreased to 22.0% as compared with 27.8% for the six months ended June 30, 1998. The decrease in occupancy and other operating costs as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 1999 and the twenty-eight weeks ended July 15, 1999, as compared with the prior year, is attributable to the addition of JB's restaurants and Timber Lodge in fiscal 1998, which operate with lower occupancy and other costs as a percentage of revenue from Company-operated restaurants than Green Burrito.

Advertising costs decreased to 2.8% of revenue from Company-operated restaurants for the second quarter of fiscal 1999 as compared with 7.9% for the second quarter of fiscal 1998. For the twenty-eight weeks ended July 15, 1999, advertising costs as a percentage of revenue from Company-operated restaurants decreased to 3.1% as compared with 5.5% for the six months ended June 30, 1998. The decrease in advertising costs as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 1999 and the twenty-eight weeks ended July 15, 1999, as compared with the prior year, is entirely due to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which typically spend three to four percent of restaurant sales on advertising costs.

Pre-opening expense of $321,000 for the twenty-eight weeks ended July 15, 1999 and $150,000 for the twelve weeks ended July 15, 1999 represents costs associated with the conversion of two JB's restaurants to Timber Lodge Steakhouse restaurants.

General and administrative costs were $1.3 million or 6.0% of total revenues for the second quarter of fiscal 1999 as compared with $334,000 or 25.8% of total revenues for the second quarter of 1998. For the twenty-eight weeks ended July 15, 1999, general and administrative costs were $4.0 million or 7.5% of total revenues and include a charge of approximately $630,000 for costs incurred by the Company related to the attempted acquisition of Long John Silver's. General and administrative expenses were $647,000 or 26.0% of total revenues for the six months ended June 30, 1998. The decrease in general and administrative expense as a percentage of total revenues for both the second quarter of fiscal 1999 and the twenty-eight weeks ended July 15, 1999, as compared with the prior year, is attributable to the addition of JB's restaurants and Timber Lodge, which are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expenses as a percentage of total revenue than the primarily franchise oriented operations of the Company prior to the acquisitions.

Interest expense primarily reflects interest costs associated with capitalized real property leases associated with JB's restaurants.

Other income, net, primarily reflects interest income on invested cash, short-term investments and notes receivable. During the second quarter of fiscal 1999, other income, net, increased $275,000 to $342,000 as compared to $67,000 during the second quarter of fiscal 1998. For the twenty-eight weeks ended July 15, 1999 other income, net, increased $332,000 to $494,000 as compared to $162,000 for the six months ended June 30, 1998. The increases in other income, net, are primarily due to an increase in cash and cash equivalents and the addition during the first quarter of fiscal 1999 of $4.9 million of related party notes receivable, bearing interest at 13% (see note 5).

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The Company is investigating the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems, as well as the operational systems of the businesses recently acquired by the Company. Based on the preliminary review of the Company's existing and recently acquired businesses, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company. The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not learned of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

The Company's review of its information systems and those of the businesses recently acquired indicates that the point of sale cash register systems in certain restaurants must be replaced or modified in order to be Year 2000 compliant. In addition, the Company has modified certain applications and replaced some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of 1999, the Company believes it will have addressed any potential significant Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $1.3 million to $1.5 million. As of July 15, 1999, the Company has incurred and expensed approximately $150,000 of expenditures consisting of internal staff costs, as well as outside consulting and other expenditures related to this upgrade process. In addition, the Company has incurred costs related to the acquisition of new equipment of approximately $50,000 which have been capitalized. These costs are being funded through operating cash flows. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

EFFECT OF INFLATION

Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company's costs. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has generally been able to offset the effects of inflation and increases in the minimum wage through small menu price increases. There can be no assurance that the Company will be able to continue to offset the effects of inflation through menu price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of approximately $5.1 million at July 15, 1999 and $7.0 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments is primarily due to the use of approximately $1.9 million to fund the purchase of notes receivable (see note 5), $2.3 million to fund purchases of equipment and other capital improvements and $1.2 million utilized in financing activities, partially offset by $2.2 million provided by operating activities and cash received from the La Salsa acquisition of $800,000.

Net cash provided by operating activities was $2.2 million during the twenty-eight week period ended July 15, 1999 which included net income and depreciation and amortization of $3.4 million offset by a decrease in accounts payable and accrued expenses of $699,000 and a decrease of $400,000 in other current liabilities. Investing activities required the Company to use $1.9 million in cash to fund the purchase of related party notes receivable (see note
5) and $2.3 million of cash to fund capital additions. In addition, the Company received net cash from the acquisition of La Salsa of $800,000. Financing activities required the Company to use $648,000 of cash to reduce other long-term liabilities and $487,000 of cash to repay capital lease obligations.

During the twenty-eight week period ended July 15, 1999, the Company completed the conversion of two under-performing JB's restaurants to the Timber Lodge Steakhouse concept at an average conversion cost of approximately $850,000, including pre-opening costs. The Company expects to complete one additional JB's to Timber Lodge conversion by the end of the third quarter of fiscal 1999. In addition, in the second quarter of fiscal 1999, the Company completed the remodel of one JB's restaurant. The Company expects to remodel five additional JB's restaurants during the remainder of fiscal 1999 at an average cost of approximately $150,000. The Company also plans to open one new Timber Lodge restaurant in Minnesota during the fourth quarter of fiscal 1999 which will require the use of approximately $1.1 million of cash. The Company expects to fund JB's conversions to Timber Lodge, JB's remodels and new unit development through available cash and cash equivalents on hand and cash flow from operations.

During the third quarter of fiscal 1999, the Company will begin replacing certain point of sale cash registers in the Company's restaurants and other hardware in order to meet Year 2000 requirements. The Company expects to utilize equipment lease financing to fund the anticipated $1.3 million cost of these replacements. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings, the sale of assets or from other sources. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

MARKET RISK

The Company maintains investments in the publicly-traded common stock of certain affiliated companies. The fair value of these securities at July 15, 1999 was $5.5 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $550,000 and $1.1 million, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as such investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On December 11, 1998, Jack and Terry Brown and Green Burrito #22, Alhambra, a California limited partnership, filed an action entitled Brown, et al. v. Santa Barbara Restaurant Group, et al., in Superior Court of the State of California for the County of Orange and on March 5, 1999 filed a first amended complaint alleging causes of action for unfair competition, unfair trade practices, intentional misrepresentation, negligent misrepresentation, concealment and suppression, breach of fiduciary duty arising from agency, accounting, breach of covenant of good faith and fair dealing and common law unfair competition. It is difficult to quantify plaintiffs' alleged damages. Volume incentives paid to the Company which could be attributed to plaintiffs' purchases of food products is less than $50,000. Plaintiffs, however, have made additional claims for damages which at this time the Company is unable to quantify. For example, plaintiffs seek to act on behalf of other, as yet undisclosed, franchisees and on behalf of the public. Plaintiffs also claim damages to the value of their franchises. Discovery has been completed and the case is set for trial on September 7, 1999. Although the results in litigation are always uncertain, the Company believes it has meritorious defenses to plaintiffs' allegations and intends to vigorously defend against the claims.

The Company is from time to time the subject of complaints or lawsuits from customers alleging illness, injury or other food quality, health or operational concerns. The Company also is the subject of claims or allegations from employees and franchisees from time to time. The Company believes that these lawsuits and claims are not material to the Company's financial condition or results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 16, 1999, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated July 15, 1999. At the meeting, the stockholders elected William P. Foley, II (14,634,965 for and 113,944 withheld), Frank P. Willey (14,479,697 for and 269,212 withheld), C. Thomas Thompson (14,477,430 for and 271,479 withheld), Dermont Rowland (14,643,202 for and 105,707 withheld), Bert Sugarman (14,643,377 for and 105,532 withheld), Charles Rolles (14,476,550 for and 272,359 withheld), and Andrew F. Puzder (14,480,242 for and 268,667 withheld) as directors. The Stockholders also approved an amendment to the Santa Barbara Restaurant Group, Inc. 1998 Stock Option Plan and ratified certain stock option grants made under such plan with 9,957,576 shares voting for the proposal, 653,629 shares voting against it and 24,731 shares abstaining. The Stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to authorize the issuance of Preferred Stock with 10,054,477 shares voting for the proposal, 557,383 shares voting against it and 24,076 shares abstaining. Finally, the Stockholders approved the conversion of Parent Notes to be issued to the former shareholders of La Salsa Holding Company, Inc. under an agreement and plan of merger with 10,544,291 shares voting for the proposal, 64,130 shares voting against it and 27,515 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 -- Calculation of Earnings per Share
    Exhibit 27 -- Financial Data Schedule (included in electronic filing only)

(b) Current Reports on Form 8-K:

    (i) A current report on Form 8-K was filed on July 28, 1999 to report that on July 15, 1999 the Company acquired all of the issued and outstanding stock of La Salsa Holding Co., pursuant to the terms of an Agreement and Plan of Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Santa Barbara Restaurant Group, Inc.
                                            (Registrant)

Date: August 27, 1999                       By: /s/ TED ABAJIAN
                                                --------------------------------
                                                Ted Abajian
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)