Form 10-Q
period 1999-10-07
SANTA BARBARA RESTAURANT GROUP INC
filed 1999-11-22
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 7, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


           DELAWARE                                      33-0403086
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         360 S. HOPE STREET, SUITE C300
            SANTA BARBARA, CALIFORNIA                            93105
    ----------------------------------------                   ----------
    (Address of principal executive offices)                   (Zip Code)


        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 563-3644


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 8, 1999, the registrant had 19,973,131 shares outstanding of its Common Stock, $.08 par value.

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

           Condensed Consolidated Balance Sheets as of October 7, 1999
           and December 31, 1998....................................................3

           Condensed Consolidated Statements of Income for the periods ended
           October 7, 1999 and October 8, 1998 .....................................4

           Condensed Consolidated Statements of Cash Flows for the forty week periods ended October 7, 1999 and October 8, 1998 .......................5

           Notes to Condensed Consolidated Financial Statements.....................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................8


                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.......................................................13

Item 6.    Exhibits and Reports on Form 8-K........................................13

Signatures.........................................................................13

PART I.  FINANCIAL INFORMATON
Item 1. Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                October 7,     December 31,
                                                                                   1999            1998
                                                                                ----------     ------------
Current assets:
  Cash and cash equivalents................................................       $4,118          $7,043
  Short-term investments...................................................          914              --
  Accounts receivable, net of allowance for doubtful accounts
      of $260 in 1999 and $125 in 1998 ....................................        1,616             874
  Current portion of notes receivable......................................          691             239
  Current portion of related party notes receivable........................        4,646              --
  Inventories..............................................................        1,492             990
  Deferred income taxes, net...............................................        1,152           1,152
  Prepaid expenses.........................................................        1,073             443
  Other current assets.....................................................          287             472
                                                                                --------         -------
           Total current assets............................................       15,989          11,213
                                                                                --------         -------

  Property and equipment, net..............................................       37,223          27,447
  Property under capital leases, net.......................................        4,730           5,214
  Investments in affiliated companies......................................        9,349           9,447
  Notes receivable, net....................................................        1,087           1,732
  Related party notes receivable...........................................          100              --
  Costs in excess of net assets of businesses acquired, net of
    accumulated amortization of $575 in 1999 and $139 in 1998..............       30,107          20,320
  Other assets.............................................................        2,237             457
                                                                                --------         -------
                                                                                $100,822         $75,830
                                                                                ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt........................................       $1,647         $    44
  Current portion of capital lease obligations.............................          934             886
  Accounts payable and accrued expenses....................................        7,850           5,151
  Accrued salaries, wages and employee benefits............................        4,451           3,573
  Other current liabilities ...............................................        6,374           4,829
                                                                                --------         -------
        Total current liabilities..........................................       21,256          14,483

  Long-term debt, less current portion.....................................        4,199             585
  Capital lease obligations, less current portion..........................        4,906           5,650
  Deferred income taxes, net...............................................          336             336
  Other long-term liabilities..............................................        5,191           5,302
                                                                                --------         -------
        Total liabilities..................................................       35,888          26,356
                                                                                --------         -------

Shareholders' equity:
  Common stock, $.08 par value, authorized 50,000,000 shares;
   20,746,293 and 15,238,908 shares issued and 20,183,453 and
   15,238,908 outstanding in 1999 and 1998, respectively...................        1,660           1,219
  Additional paid in capital...............................................       73,616          59,416
  Less cost of treasury stock, 562,840 shares in 1999......................       (1,176)             --
  Accumulated deficit......................................................       (9,166)        (11,161)
                                                                                --------         -------
      Total shareholders' equity...........................................       64,934          49,474
                                                                                --------         -------
                                                                                $100,822         $75,830
                                                                                ========         =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)

                                            Twelve Weeks  July 1, 1998  Forty Weeks   Forty Weeks
                                               Ended           to          Ended         Ended
                                             October 7,    October 8,    October 7,    October 8,
                                                1999          1998          1999          1998
                                            ------------  ------------  -----------   -----------
Revenues:
  Company-operated restaurant operations      $ 29,867      $  9,968      $ 81,083      $ 11,399
  Franchised restaurants ................        1,049           578         2,625         1,418
  Other .................................          109           152           363           412
                                              --------      --------      --------      --------
    Total revenues ......................       31,025        10,698        84,071        13,229
                                              --------      --------      --------      --------

Restaurant operating costs:
  Food and packaging ....................        9,753         3,404        26,809         3,943
  Payroll and other employee benefits ...        9,774         3,598        27,219         4,047
  Occupancy and other operating costs ...        6,872         2,191        18,122         2,588
                                              --------      --------      --------      --------
    Total restaurant operating costs ....       26,399         9,193        72,150        10,578
                                              --------      --------      --------      --------

  Advertising ...........................        1,051           172         2,634           290
  Pre-opening expense ...................           13            --           334            --
  General and administrative ............        2,496           888         6,456         1,535
                                              --------      --------      --------      --------
    Total ...............................        3,560         1,060         9,424         1,825
                                              --------      --------      --------      --------

  Operating income ......................        1,066           445         2,497           826

  Interest expense ......................         (198)          (64)         (431)          (63)
  Other income, net .....................          213           109           706           268
                                              --------      --------      --------      --------
  Income before income tax expense ......        1,081           490         2,772         1,031
  Income tax expense ....................          304            17           778            24
                                              --------      --------      --------      --------
  Net income ............................     $    777      $    473      $  1,994      $  1,007
                                              ========      ========      ========      ========


Basic net income per share ..............     $   0.04      $   0.05      $   0.12      $   0.14
                                              ========      ========      ========      ========
Diluted net income per share ............     $   0.04      $   0.05      $   0.12      $   0.12
                                              ========      ========      ========      ========
Basic weighted average shares outstanding       19,950         8,727        17,138         7,226
                                              ========      ========      ========      ========
Diluted weighted average shares
outstanding .............................       20,055         9,283        17,284         8,172
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

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Forty           Forty
                                                              Weeks Ended     Weeks Ended
                                                               October 7,      October 8,
                                                                  1999            1998
                                                              -----------     -----------
Cash flows from operating activities:
  Net income .............................................       $ 1,994        $  1,007
  Adjustments to reconcile net income to net cash flows
    provided by (used in) operating activities:
       Depreciation and amortization .....................         3,527             439
  Changes in operating assets and liabilities:
       Accounts receivable ...............................          (282)           (152)
       Inventory, prepaids and other current assets ......           230             170
       Accounts payable and accrued expenses .............         1,213          (2,541)
       Accrued salaries, wages and employee benefits .....           397            (214)
       Other current liabilities .........................          (993)              9
                                                                 -------        --------
     Net cash provided by (used in) operating activities .         6,086          (1,282)
                                                                 -------        --------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments .......            --          18,737
  Purchases of short-term investments ....................          (914)        (22,485)
  Cash received from acquisition, net ....................           792           1,501
  Issuance of notes receivable ...........................        (2,100)            (92)
  Collection of notes receivable .........................           192             198
  Net change in other assets .............................           193              22
  Purchases of property and equipment ....................        (3,951)           (932)
                                                                 -------        --------
     Net cash used in investing activities ...............        (5,788)         (3,051)
                                                                 -------        --------

Cash flows from financing activities:
  Repayment of capital lease obligations .................          (695)            (67)
  Repayment of long-term debt ............................          (359)             (3)
  Proceeds from issuance of common stock .................            --              29
  Proceeds from issuance of warrants .....................            --           5,000
  Proceeds from short-term borrowings ....................            --             200
  Purchase of treasury stock .............................        (1,176)             --
  Net change in other long-term liabilities ..............          (993)            (26)
                                                                 -------        --------
     Net cash provided by (used in) financing activities .        (3,223)          5,133
                                                                 -------        --------

Net increase (decrease) in cash and cash equivalents .....        (2,925)            800
Cash and cash equivalents at beginning of period .........         7,043           1,130
                                                                 -------        --------
Cash and cash equivalents at end of period ...............       $ 4,118        $  1,930
                                                                 =======        ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest ...........................................       $   431        $     15
      Income taxes .......................................       $   193        $      7
  Non cash investing and financing activities:
      Issuance of common stock to acquire related party
        notes receivable .................................       $ 2,646        $     --
      Issuance of common stock to acquire businesses
        described in Note 3 ..............................       $ 7,725        $ 26,151
      Issuance of warrants to acquire La Salsa ...........       $   407        $     --
      Issuance of common stock to retire convertible
        subordinated promissory notes ....................       $ 3,863        $     --


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       COMPANY

Santa Barbara Restaurant Group, Inc., (formerly known as GB Foods Corporation) a Delaware corporation, and subsidiaries (the "Company" or "SBRG") is engaged in the food service industry. Information relating to periods ending prior to September 1, 1998 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of Timber Lodge Steakhouse, Inc. ("Timber Lodge") and JB's Family Restaurants, Inc. ("JB's") which the Company acquired on September 1, 1998. Additionally, information relating to periods ending prior to July 15, 1999 included in this report, except as otherwise indicated, excludes the operations of La Salsa, Inc., formerly La Salsa Holding Co., ("La Salsa") and its wholly owned subsidiaries which the Company acquired on July 15, 1999. As of October 7, 1999, the Company operated 54 JB's restaurants, 22 Timber Lodge Steakhouse restaurants, 50 La Salsa restaurants, six Galaxy Diner restaurants and five Green Burrito restaurants. The Company also franchises 37 Green Burrito stand-alone restaurants, 208 dual-concept restaurants, 44 La Salsa restaurants and 29 JB's restaurants for a total of 455 restaurants.

2.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company and subsidiaries have been prepared in accordance with generally accepted accounting principles contained in instructions to Form 10-Q and
Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. During the third quarter of 1998, the Company changed from a calendar year/quarter to a fiscal year ending the last Thursday of December. The first, second and third quarters of fiscal 1999, ended April 22, 1999, July 15, 1999 and October 7, 1999, respectively, and included 16, 12 and 12 weeks of operations, respectively. The first and second quarters of fiscal 1998 include the three month periods ending March 31, 1998 and June 30, 1998, respectively, and the third quarter of fiscal 1998 includes the period from July 1, 1998 to October 8, 1998. Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

3. MERGER WITH TIMBER LODGE AND ACQUISITION OF JB'S AND LA SALSA

On July 15, 1999, the Company acquired La Salsa pursuant to an Agreement and Plan of Merger. As a result of the acquisition, the stockholders of La Salsa received 3.0 million shares of SBRG common stock and convertible subordinated promissory notes ("notes") valued at $3.9 million. On August 16, 1999, SBRG's shareholder's voted to convert the notes into 1.5 million shares of the Company's common stock. Additionally, stockholders of La Salsa received warrants to purchase an aggregate of 500,000 shares of the Company's common stock at exercise prices ranging between $7.00-$7.50 per share, valued at $407,000. At the time of the acquisition, La Salsa owned 51 restaurants in California and Nevada and franchised 45 restaurants in 8 states, predominantly in the western United States, and Puerto Rico.

The Company, in recording the fair value of assets acquired and liabilities assumed for La Salsa, has made certain estimates. These estimates consist primarily of i) recording property and equipment at estimated fair value, ii) providing for negative operating cash flows on certain underperforming restaurants acquired, and iii) the cost of closing the then existing corporate office of La Salsa. This acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets of business acquired in the amount of $10.4 million are being amortized using a straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, the Company does not anticipate any significant changes necessary to arrive at a final allocation.

The Company assumed La Salsa's obligations associated with a $10.0 million credit agreement with Bank Boston, N.A. At the completion of the acquisition, La Salsa had an outstanding term loan of $5.1 million and an outstanding revolving loan of $400,000. The term loan carries an interest rate of LIBOR plus 4.00%. Quarterly principal payments of $300,000 commenced September 30, 1999. The revolving loan carries an interest rate of LIBOR plus 3.75%, and is due September 30, 2003.

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

                                                         Forty              Forty
                                                     Weeks Ended         Weeks Ended
                                                      October 7,          October 8,
                                                         1999               1998
                                                     -----------         -----------
                                                     (In thousands, except share and
                                                            per share amounts)
Total revenues..................................       $101,054             $90,447
Net income......................................       $  2,035             $ 2,403
EPS - basic.....................................       $    .10             $   .14
EPS - diluted...................................       $    .10             $   .13
Weighted average shares outstanding - basic.....         20,317              17,023
Weighted average shares outstanding - diluted...         20,463              17,957

4.   SEGMENT AND RELATED INFORMATION

Prior to the acquisitions described in Note 3, the Company had one reportable segment. As a result of the acquisitions, the Company has three reportable segments in fiscal 1999: Family Dining, Steakhouse and Quick Serve Mexican.

The Family Dining segment includes the Company's JB's and Galaxy Diner restaurants which serve breakfast, lunch and dinner. The Steakhouse segment is comprised of Timber Lodge Steakhouse. The Quick Serve Mexican segment is comprised of Green Burrito and La Salsa restaurants which are positioned in the "fast food" segment of the restaurant industry. La Salsa assets are included in the Quick Serve Mexican segment in 1999, as well as its operating results subsequent to the acquisition date of July 15, 1999. The Company evaluates the performance of its operating segments based on income before income tax expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents and short-term investments for each period presented. In 1999, total assets in the corporate column also include investments in affiliated companies, related party notes receivable and deferred income taxes. The corporate component of segment profit before tax for both forty week periods presented includes corporate general and administrative expenses, and interest income earned on corporate assets. The corporate component of segment profit for the forty week period ended October 1, 1999 also includes $630,000 of costs incurred related to an attempted acquisition.

                                           Family                    Quick Serve
                                           Dining       Steakhouse     Mexican      Corporate         Total
                                           -------      ----------   -----------    ---------       --------
                                                                   (In thousands)
Forty Weeks Ended October 7, 1999
---------------------------------

Revenues ...........................       $42,821       $29,548       $11,702       $     --        $ 84,071
Interest income ....................           142            43           127            327             639
Interest expense ...................           332            --            99             --             431
Depreciation and amortization ......         1,460         1,466           601             --           3,527
Pre-opening expense ................            --           331             3             --             334
Segment profit before tax ..........         1,510           936           876           (550)          2,772
Total assets as of October 7, 1999 .       $30,398       $28,350       $25,716       $ 16,358        $100,822

Forty Weeks Ended October 8, 1998
---------------------------------

Revenues ...........................       $ 5,884       $ 3,447       $ 3,898       $     --        $ 13,229
Interest income ....................             6             3            32            104             145
Interest expense ...................            57             6            --             --              63
Depreciation and amortization ......           112           149           178             --             439
Segment profit before tax ..........            94           162           696             79           1,031
Total assets as of December 31, 1998       $34,091       $24,760       $ 2,004       $ 14,975        $ 75,830

5.   RELATED PARTY NOTES RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

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

On August 9, 1999 Checkers and Rally's Hamburgers, Inc. ("Rally's") completed a merger and Checker's shareholders approved a 1-for-12 reverse stock split. Pursuant to the Checker's and Rally's merger and simultaneous reverse stock split, SBRG now owns 399,471 shares, or 4.3%, of the outstanding Checkers' common stock which is accounted for under the equity method of accounting due to commonality of certain board members.

During the third quarter of 1999, the Company issued promissory notes to certain executives in the total amount of $153,000.

6.   COMMITMENTS AND CONTINGENCIES

On December 11, 1998, Jack and Terry Brown and Green Burrito #22, Alhambra, a California limited partnership, filed an action entitled Brown, et al. v. Santa Barbara Restaurant Group, et al., in Superior Court of the State of California for the County of Orange and on March 5, 1999 filed a first amended complaint alleging causes of action for unfair competition, unfair trade practices, intentional misrepresentation, negligent misrepresentation, concealment and suppression, breach of fiduciary duty arising from agency, accounting, breach of covenant of good faith and fair dealing and common law unfair competition. It is difficult to quantify plaintiffs' alleged damages. Volume incentives paid to the Company which could be attributed to plaintiffs' purchases of food products is less than $50,000. Plaintiffs, however, have made additional claims for damages which at this time the Company is unable to quantify. For example, plaintiffs seek to act on behalf of other, as yet undisclosed, franchisees and on behalf of the public. Plaintiffs also claim damages to the value of their franchises. Discovery has been completed and the case is set for trial on January 31, 2000. Although the results in litigation are always uncertain, the Company believes it has meritorious defenses to plaintiffs' allegations and intends to vigorously defend against the claims.

On October 5, 1999, La Salsa Franchise, Inc. served a demand for arbitration pursuant to the commercial arbitration rules of the American Arbitration Association, on DeNata, Inc., Neil Breton and Paul Marsh (collectively, "DeNata, Inc."), a La Salsa franchisee with eight restaurants in the state of Utah. La Salsa Franchise, Inc. filed the demand because DeNata, Inc. ceased performing and materially breached its Franchise Agreements, including the duty to pay royalties and advertising fees and to report its sales from which payments are calculated. DeNata, Inc. also breached its Area Development Agreement by failing to open an additional restaurant as provided in the agreement DeNata, Inc. has previously asserted that it is not required to perform under its Franchise Agreements and is entitled to rescission of all eight agreements upon various grounds. In response to the demand for arbitration, on November 2, 1999 DeNata, Inc. sent a letter to the arbitration case administrator with a copy of a complaint that DeNata, Inc. filed in the United States District Court, District of Utah, Central Division, on the same date, against La Salsa Franchisee, Inc., La Salsa and other defendants. The complaint alleges numerous "counts," including price fixing in violation of the federal and Utah antitrust laws, tortious interference with economic relations, violations of the Utah Business Opportunity Act, relief from arbitration agreements, common law fraud as to all franchise and area development agreements, and breaches of contracts between the parties. The complaint seeks termination of all agreements between the parties and seeks various types of damages, including treble damages, in unspecified amounts that exceed $100,000 as well as attorney fees and costs. DeNata, Inc. also stated in the letter that it believes the binding arbitration provisions in its Franchise Agreements to be unenforceable and requested that the arbitration proceeding be stayed pending a determination by the Court on this issue. La Salsa intends to vigorously defend the case, and attempt to proceed with the arbitration, contending the claims lack merit.

The Company is from time to time the subject of complaints or lawsuits from customers alleging illness, injury or other food quality, health or operational concerns. The Company also is the subject of claims or allegations from employees and franchisees from time to time. The Company believes that these lawsuits and claims are not material to the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 1, 1998, the Company completed the acquisitions of Timber Lodge and JB's and on July 15, 1999, the Company completed the acquisition of La Salsa. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The addition of 86 Company-operated and 29 franchised restaurants associated with the acquisition of JB's and Timber Lodge are the principal reasons for the significant differences when comparing results of operations for the 40 week period ended October 7, 1999 with the results of operations for the forty week period ended October 8, 1998. The addition of 51 Company operated and 45 franchised restaurants associated with the acquisition of La Salsa, coupled with the JB's and Timber Lodge acquisitions, are the principal reasons for the significant differences when comparing results of operations for the quarter ended October 7, 1999 with the results of operations for the quarter ended October 8, 1998. The comparability of future periods will also be affected by the aforementioned transactions, and may continue to be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income for the twelve and forty week periods ended October 7, 1999, the period from July 1, 1998 through October 8, 1998 and the forty week period ended October 8, 1998. The twelve-week period ended October 7, 1999 is referred to throughout this document as the third quarter of fiscal 1999 and the period from July 1, 1998 through October 8, 1998 is referred to as the third quarter of fiscal 1998.

                                              Twelve Weeks             July 1,            Forty Weeks          Forty Weeks
                                                 Ended                 1998 to               Ended                Ended
                                             Oct. 7, 1999(1)        Oct. 8, 1998        Oct. 7, 1999(1)        Oct. 8, 1998
                                             ---------------        ------------        ---------------        ------------
Revenues:
  Company-operated restaurant operations          96.3%                 93.2%                 96.4%                 86.2%
  Franchised restaurants and other .....           3.7                   6.8                   3.6                  13.8
                                                 -----                 -----                 -----                 -----
     Total revenues ....................         100.0                 100.0                 100.0                 100.0
                                                 -----                 -----                 -----                 -----
Restaurant operating costs: (2)
  Food and packaging ...................          32.7                  34.1                  33.1                  34.6
  Payroll and other employee benefits ..          32.7                  36.1                  33.6                  35.5
  Occupancy and other operating costs ..          23.0                  22.0                  22.3                  22.7
                                                 -----                 -----                 -----                 -----
     Total restaurant operating costs ..          88.4                  92.2                  89.0                  92.8

Advertising (2) ........................           3.5                   1.7                   3.2                   2.5
Pre-opening expense (2) ................           0.0                   0.0                   0.4                   0.0
General and administrative .............           8.0                   8.3                   7.7                  11.6
                                                 -----                 -----                 -----                 -----
Operating income .......................           3.4                   4.2                   3.0                   6.2
Interest expense .......................          (0.6)                 (0.6)                 (0.5)                 (0.5)
Other income, net ......................           0.7                   1.0                   0.8                   2.0
Income before income taxes .............           3.5                   4.6                   3.3                   7.8
Income tax expense .....................           1.0                   0.2                   0.9                   0.2
                                                 -----                 -----                 -----                 -----
Net income .............................           2.5%                  4.4%                  2.4%                  7.6%
                                                 -----                 -----                 -----                 -----

(1) Includes the operating results of Timber Lodge and JB's for the entire fiscal 1999 period presented and the results of La Salsa from July 15, 1999.

(2)      As a percentage of revenues from Company-operated restaurants.

Revenues from Company-operated restaurants increased $19.9 million to $29.9 million for the third quarter of fiscal 1999 as compared with revenues of $10.0 million during the third quarter of fiscal 1998. Revenues from Company-operated restaurants increased $69.7 million to $81.1 million for the forty weeks ended October 7, 1999 as compared with revenues of $11.4 million during the forty weeks ended October 8, 1998. The increase in revenues for both periods is primarily attributable to the addition of JB's and Timber Lodge restaurants on September 1, 1998 and the acquisition of La Salsa on July 15, 1999. JB's generated $12.2 million and $41.7 million in revenues during the third quarter and forty weeks ended October 7, 1999, respectively. Timber Lodge generated $9.0 million and $29.5 million in revenues, respectively, during the third quarter and forty weeks ended October 7, 1999. La Salsa generated $8.1 million in revenues during the third quarter of fiscal 1999. JB's and Timber Lodge, which were operated by the Company for five weeks during the third quarter of 1998, generated revenues of $5.7 million and $3.4 million during the third quarter of fiscal 1998.

Revenues from franchised restaurants increased $471,000 to $1.0 million for the third quarter of fiscal 1999 as compared with revenues of $578,000 during the third quarter of fiscal 1998. The increase in revenues from franchised restaurants is due to the addition of royalties earned by the JB's and La Salsa franchise systems which generated franchise fees and royalties of $359,000 and $272,000, respectively, during the third quarter of fiscal 1999. Revenues from franchised restaurants increased $1.2 million to $2.6 million for the forty weeks ended October 7, 1999 as compared with revenues of $1.4 million during the forty weeks ended October 8, 1998. The increase in revenues from franchised restaurants for the forty weeks ended October 7, 1999 as compared with the prior year, is principally due to the addition of royalties earned by the JB's and La Salsa franchise systems which generated franchise fees and royalties of $1.1 million and $272,000, respectively.

Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 32.7% for the third quarter of fiscal 1999 as compared with 34.1% during the third quarter of fiscal 1998. For the forty weeks ended October 7, 1999, food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 33.1% as compared with 34.6% for the forty weeks ended October 8, 1998. The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants for both the third quarter of fiscal 1999 and the forty weeks ended October 7, 1999, as compared with the prior year, is primarily due to the addition of JB's restaurants in September 1998 and La Salsa on July 15, 1999, which operate with significantly lower food and packaging costs as compared to Green Burrito.

Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 32.7% for the third quarter of fiscal 1999 as compared with 36.1% for the third quarter of fiscal 1998. For the forty weeks ended October 7, 1999, payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 33.6% as compared with 35.5% for the forty weeks ended October 8, 1998. The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants for both the third quarter of fiscal 1999 and the forty weeks ended October 7, 1999, as compared with the prior year, is attributable to the addition of JB's and Timber Lodge in September 1998 and La Salsa in July 1999. The Timber Lodge and La Salsa restaurants operate with lower payroll and other employee benefits costs as a percentage of revenue from Company-operated restaurants than Green Burrito; while the JB's restaurants operate with higher payroll and other employee benefits as a percent of revenues than the Green Burrito restaurants.

Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 23.0% for the third quarter of fiscal 1999 as compared with 22.0% for the third quarter of fiscal 1998. The increase is primarily due to the acquisition of La Salsa. Although La Salsa has lower occupancy and other costs as a percentage of revenue than both Green Burrito and Timber Lodge, its occupancy rates as a percentage of revenues are higher than JB's. For the forty weeks ended October 7, 1999, occupancy and other operating costs as a percentage of revenue from Company-operated restaurants decreased to 22.3% as compared with 22.7% for the forty weeks ended October 8, 1998. The decrease in occupancy and other operating costs as a percent of revenue from Company-operated restaurants for the forty weeks ended October 7, 1999, as compared with the prior year, is attributable to the addition of JB's restaurants and Timber Lodge in fiscal 1998, which operate with lower occupancy and other costs as a percentage of revenue from Company-operated restaurants than Green Burrito.

Advertising costs increased to 3.5% of revenue from Company-operated restaurants for the third quarter of fiscal 1999 as compared with 1.7% for the third quarter of fiscal 1998. For the forty weeks ended October 7, 1999, advertising costs as a percentage of revenue from Company-operated restaurants increased to 3.2% as compared with 2.5% for the period ended October 8, 1998. The increase in advertising costs as a percent of revenue from Company-operated restaurants for both the third quarter of fiscal 1999 and the forty weeks ended October 7, 1999, as compared with the prior year, is entirely due to the addition of JB's restaurants and Timber Lodge in fiscal 1998 and La Salsa in July 1999 which typically spend three to four percent of restaurant sales on advertising costs.

Pre-opening expense of $13,000 for the third quarter of fiscal 1999 and $334,000 for the forty weeks ended October 7, 1999 primarily represents costs associated with the conversion of two JB's restaurants during fiscal 1999 to Timber Lodge Steakhouse restaurants.

General and administrative costs were $2.5 million or 8.0% of total revenues for the third quarter of fiscal 1999 as compared with $888,000 or 8.3% of total revenues for the third quarter of 1998. The general and administrative costs for the third quarter of 1999 includes litigation related expenses in the amount of $182,000. For the forty weeks ended October 7, 1999, general and administrative costs were $6.5 million or 7.7% of total revenues and include a charge of approximately $630,000 for costs incurred by the Company related to an attempted acquisition. General and administrative expenses were $1.5 million or 11.6% of total revenues for the forty weeks ended October 8, 1998. The decrease in general and administrative expense as a percentage of total revenues for both the third quarter of fiscal 1999 and the forty weeks ended October 7, 1999, as compared with the prior year, is attributable to the addition of JB's restaurants and Timber Lodge in September, 1998 and La Salsa in July, 1999, which are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expenses as a percentage of total revenue than the primarily franchise oriented operations of the Company prior to the acquisitions.

Interest expense of $198,000 for third quarter of fiscal 1999 consists of $99,000 of interest expense related to capitalized real property leases and $99,000 of interest expense related to the $5.5 million of outstanding borrowings under the La Salsa credit agreement (See note 3). Interest expense of $64,000 during the third quarter of fiscal 1998 was attributable to the acquisition of JB's restaurants and the aforementioned capitalized real property leases. Interest expense of $431,000 for the forty weeks ended October 7, 1999 primarily reflects $332,000 of capital lease interest and $99,000 of interest expense associated with La Salsa's credit agreement.

Other income, net, primarily reflects interest income on invested cash, short-term investments and notes receivable. During the third quarter of fiscal 1999, other income, net, increased $104,000 to $213,000 as compared to $109,000 during the third quarter of fiscal 1998. For the forty weeks ended October 7, 1999 other income, net, increased $438,000 to $706,000 as compared to $268,000 for the period ended October 8, 1998. The increases in other income, net, are primarily due to the addition during the first quarter of fiscal 1999 of $4.9 million of related party notes receivable, bearing interest at 13% (see Note 5).

YEAR 2000

The Company expects to complete during the fourth quarter of fiscal 1999 all necessary software and hardware upgrades and testing required to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The Company has evaluated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems, as well as the operational systems of La Salsa, which was acquired on July 15, 1999 and the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company. The Company has also completed communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not learned of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

The Company's review of its information systems indicates that the point of sale cash register systems in certain restaurants must be replaced in order to be Year 2000 compliant. The replacement of said systems will be completed during the fourth quarter of fiscal 1999. In addition, the Company has modified certain applications and replaced some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are on schedule to be completed by the end of 1999, the Company believes it will have addressed any potential significant Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $1.4 million to $1.6 million, of which approximately $1.2 million will be funded through equipment lease financing. As of October 7, 1999, the Company has incurred and expensed approximately $200,000 of expenditures consisting of internal staff costs, as well as outside consulting and other expenditures related to this upgrade process. In addition, the Company has incurred costs related to the acquisition of new equipment of approximately $50,000 which have been capitalized. These costs are being funded through operating cash flows. To the extent possible, the Company has developed contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.1 million at October 7, 1999 and $7.0 million at December 31, 1998. The decrease in cash and cash equivalents is primarily due to the use of approximately $2.1 million to fund the purchase of and increase in notes receivable (see Note 5), $4.0 million to fund purchases of equipment and other capital improvements and $3.2 million utilized in financing activities, partially offset by $6.1 million provided by operating activities.

Net cash provided by operating activities was $6.1 million during the forty week period ended October 7, 1999 which included net income of $2.0 million, depreciation and amortization of $3.5 million, and an increase in accounts payable and accrued expenses of $1.2 million, offset by a decrease of $1.0 million in other current liabilities. Investing activities required the Company to use $2.1 million in cash to fund the purchase of and increase in related party notes receivable (see note 5) and $4.0 million of cash to fund capital additions. In addition, the Company received net cash from the acquisition of La Salsa of $792,000 and used $914,000 to purchase short term investments. Financing activities required the Company to use $993,000 of cash to reduce other long-term liabilities and $695,000 of cash to repay capital lease obligations. In addition, the Company used $1.2 million to repurchase 562,840 shares of the Company's common stock on the open market.

During the forty week period ended October 7, 1999, the Company completed the conversion of two under-performing JB's restaurants to the Timber Lodge Steakhouse concept at an average conversion cost of approximately $850,000, including pre-opening costs. The Company expects to complete one additional JB's to Timber Lodge conversion during the first quarter of fiscal 2000. In addition, through the end of the third quarter of fiscal 1999, the Company has remodeled four JB's restaurants at an average cost of approximately $150,000. The Company expects to remodel one additional JB's restaurant during the remainder of fiscal 1999. The Company also plans to open one new Timber Lodge restaurant in Minnesota during the fourth quarter of fiscal 1999 requiring the use of approximately $1.1 million of cash. During the third and fourth quarter of fiscal 1999, the Company will complete the installation of new point of sale cash registers in the Company's JB's restaurants at a total cost of approximately $1.2 million which the Company will fund through equipment lease financing. The Company expects to fund its remaining fiscal 1999 capital expenditures, excluding the aforementioned leased equipment, through available cash and cash equivalents on hand and cash flow from operations.

In connection with the acquisition of La Salsa, the Company assumed La Salsa's obligations associated with a $10.0 million credit agreement with Bank Boston, N.A. At October 7, 1999, La Salsa had an outstanding term loan of $4.8 million and an outstanding revolving loan of $400,000. The term loan carries an interest rate of LIBOR plus 4.00%. Quarterly principal payments of $300,000 commenced September 30, 1999, and continue each quarter thereafter until the term loan is repaid. The revolving loan carries an interest rate of LIBOR plus 3.75%, and is due September 30, 2003.

During fiscal 2000, the Company plans to open an additional two to three Timber Lodge restaurants in Minnesota. The total cost of each restaurant will be approximately $2.5 to $2.7 million including the cost of land. The Company expects to utilize approximately $1.2 million of cash for each restaurant to fund the purchase of equipment and leasehold improvements. The Company anticipates that the remaining $1.3 to $1.5 million required to complete each restaurant will be provided through a long term lease with a third party. In addition, during fiscal year 2000, the Company expects to open approximately 10 to 20 new La Salsa restaurants in California at an average cost of $325,000 per restaurant.

The Company may require additional funds to support its working capital requirements, capital expenditures or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings, the sale of assets or from other sources. In addition, substantially all of the 14 real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

MARKET RISK

The Company maintains investments in the publicly-traded common stock of certain affiliated companies. The fair value of these securities at October 7, 1999 was $2.6 million with a cost value of $9.4 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $260,000 and $520,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as such investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists. As of October 7, 1999, management does not believe the investment in these affiliated companies has been permanently impaired.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On December 11, 1998, Jack and Terry Brown and Green Burrito #22, Alhambra, a California limited partnership, filed an action entitled Brown, et al. v. Santa Barbara Restaurant Group, et al., in Superior Court of the State of California for the County of Orange and on March 5, 1999 filed a first amended complaint alleging causes of action for unfair competition, unfair trade practices, intentional misrepresentation, negligent misrepresentation, concealment and suppression, breach of fiduciary duty arising from agency, accounting, breach of covenant of good faith and fair dealing and common law unfair competition. It is difficult to quantify plaintiffs' alleged damages. Volume incentives paid to the Company which could be attributed to plaintiffs' purchases of food products is less than $50,000. Plaintiffs, however, have made additional claims for damages which at this time the Company is unable to quantify. For example, plaintiffs seek to act on behalf of other, as yet undisclosed, franchisees and on behalf of the public. Plaintiffs also claim damages to the value of their franchises. Discovery has been completed and the case is set for trial on January 31, 2000. Although the results in litigation are always uncertain, the Company believes it has meritorious defenses to plaintiffs' allegations and intends to vigorously defend against the claims.

On October 5, 1999, La Salsa Franchise, Inc. served a demand for arbitration pursuant to the commercial arbitration rules of the American Arbitration Association, on DeNata, Inc., Neil Breton and Paul Marsh (collectively, "DeNata, Inc."), a La Salsa franchisee with eight restaurants in the state of Utah. La Salsa Franchise, Inc. filed the demand because DeNata, Inc. ceased performing and materially breached its Franchise Agreements, including the duty to pay royalties and advertising fees and to report its sales from which payments are calculated. DeNata, Inc. also breached its Area Development Agreement by failing to open an additional restaurant as provided in the agreement DeNata, Inc. has previously asserted that it is not required to perform under its Franchise Agreements and is entitled to rescission of all eight agreements upon various grounds. In response to the demand for arbitration, on November 2, 1999 DeNata, Inc. sent a letter to the arbitration case administrator with a copy of a complaint that DeNata, Inc. filed in the United States District Court, District of Utah, Central Division, on the same date, against La Salsa Franchisee, Inc., La Salsa and other defendants. The complaint alleges numerous "counts," including price fixing in violation of the federal and Utah antitrust laws, tortious interference with economic relations, violations of the Utah Business Opportunity Act, relief from arbitration agreements, common law fraud as to all franchise and area development agreements, and breaches of contracts between the parties. The complaint seeks termination of all agreements between the parties and seeks various types of damages, including treble damages, in unspecified amounts that exceed $100,000 as well as attorney fees and costs. DeNata, Inc. also stated in the letter that it believes the binding arbitration provisions in its Franchise Agreements to be unenforceable and requested that the arbitration proceeding be stayed pending a determination by the Court on this issue. La Salsa intends to vigorously defend the case, and attempt to proceed with the arbitration, contending the claims lack merit.

The Company is from time to time the subject of complaints or lawsuits from customers alleging illness, injury or other food quality, health or operational concerns. The Company also is the subject of claims or allegations from employees and franchisees from time to time. The Company believes that these lawsuits and claims are not material to the Company's financial condition or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 11  Calculation of Earnings per Share

         Exhibit 27 Financial Data Schedule (included in electronic filing only)

(b)      Current Reports on Form 8-K:

         (i) A current report on Form 8-K was filed on July 28, 1999, as amended by the current report on Form 8-K/A dated September 27, 1999, to report that on July 15, 1999 the Company acquired all of the issued and outstanding stock of La Salsa Holding Co., pursuant to the terms of an Agreement and Plan of Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Santa Barbara Restaurant Group, Inc.
                                            (Registrant)

Date:                                       By: /s/ TED ABAJIAN
                                                --------------------------------
November 22, 1999                               Ted Abajian
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)