Form 10-K
period 1999-12-30
SANTA BARBARA RESTAURANT GROUP INC
filed 2000-03-29
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

 (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 30, 1999

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

   360 S. HOPE STREET, SUITE C300
      Santa Barbara, California                           93105
(Address of principal executive office)                 (Zip Code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 563-3644

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

                                      None
                                ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the common stock held by non-affiliates of the registrant on March 24, 2000 was approximately $12.4 million based upon the closing price of the common stock, as reported on the NASDAQ Small Cap Market.

      The number of shares of the common stock of the registrant outstanding on March 24, 2000 was 18,590,878.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999

                                                                                PAGE
                                                                                ----
                                         PART I
Item 1.   Business...........................................................     3
Item 2.   Properties.........................................................    10
Item 3.   Legal Proceedings..................................................    11
Item 4.   Submission of Matters to a Vote of Security Holders................    11

                                        PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................    12
Item 6.   Selected Financial Data............................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................    13
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.........    16
Item 8.   Financial Statements and Supplementary Data........................    17
Item 9.   Changes in and Disagreements with Accountants and Financial
          Disclosure.........................................................    17

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant.................    17
Item 11.  Executive Compensation.............................................    17
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....    17
Item 13.  Certain Relationships and Related Transactions.....................    17

                                        PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.....    18

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      Santa Barbara Restaurant Group, Inc., a Delaware corporation ("SBRG" or the "Company") is engaged in the food service industry. As of December 31, 1999 the Company operated 49 La Salsa restaurants, 54 JB's restaurants, 23 Timber Lodge Steakhouse restaurants, six Galaxy Diner restaurants and five Green Burrito restaurants. The Company also franchises 45 La Salsa restaurants, 37 Green Burrito stand-alone restaurants, 213 Green Burrito dual-concept restaurants and 29 JB's restaurants.

      The Company's fiscal year ends on the last Thursday of December. For clarity of presentation, the Company has described all years as if the fiscal year ended on December 31.

MATERIAL DEVELOPMENTS IN FISCAL 1999

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

      In addition to the monthly interest, Checkers paid $2.8 million in principal during fiscal 1999. Additionally, the Company amortized $201,000 of the discount into income in fiscal 1999.

      On July 15, 1999, the Company acquired La Salsa, Inc. ("La Salsa") pursuant to an Agreement and Plan of Merger. As a result of the acquisition, the stockholders of La Salsa received 3.0 million shares of SBRG common stock and convertible subordinated promissory notes ("notes") valued at $3.9 million. On August 16, 1999, SBRG's shareholder's voted to convert the notes into 1.5 million shares of the Company's common stock. Additionally, stockholders of La Salsa received warrants to purchase an aggregate of 500,000 shares of the Company's common stock at exercise prices ranging between $7.00-$7.50 per share, valued at $407,000. At the time of the acquisition, La Salsa operated 51 restaurants in California and Nevada and franchised 45 restaurants in 8 states, predominantly in the western United States and Puerto Rico. This acquisition was accounted for as a purchase.

      During the fourth quarter of 1999, the Company wrote-down its investment in CKE Restaurants, Inc. ("CKE") by $6.5 million to its fair value of approximately $1.6 million, upon its conclusion that the investment has experienced an other than temporary decline in value.

      On March 14, 2000, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") to sell its JB's Family Restaurants, Inc. subsidiary, the owner and operator of JB's and Galaxy Diner restaurants and franchisor of JB's restaurants. The transaction is expected to close by the end of the second quarter of fiscal 2000. The Company is retaining assets relating to one Company-operated JB's restaurant located in Glendale, Arizona which is scheduled to be converted to a Timber Lodge Steakhouse. Additionally, the Company is retaining certain liabilities related to the JB's subsidiary.

RESTAURANT OPERATIONS

LA SALSA

CONCEPT AND MENU. The Company's La Salsa Fresh Mexican Grill(R) restaurants are quality, quick-service restaurants featuring traditional Mexican food items. The restaurants, modeled after the "taquerias" of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, taquitos, and quesadillas. Menu items range from individual tacos which sell for $2.35 to combination plates which range in price from $5.95 to $7.45. The restaurants also offer a self service salsa bar featuring a variety of condiments and freshly made salsas, allowing the customers to garnish and spice their food according to individual tastes.

The Company's La Salsa Fresh Mexican Grill(R) restaurants emphasize generous portions and high quality ingredients including Grade "A" skinless chicken, USDA lean steak, Mahi Mahi, shrimp, real cheddar and Monterey Jack cheese, long-grain rice and both black and pinto beans. All ingredients are prepared fresh, as there are no microwaves or can openers in the stores. All food is prepared to order, ensuring that each item served will be fresh and hot. Beer is served in a limited number of locations, and two locations offer a full bar with sit-down restaurant accommodations.

COMPANY-OPERATED RESTAURANTS. As of December 31, 1999 the Company operated 49 La Salsa restaurants.

MANAGEMENT AND EMPLOYEES. Each La Salsa Fresh Mexican Grill restaurant has a general manager who directs the daily operations. To become a general manager, an employee must complete La Salsa's management training program. General managers are responsible for hiring, providing ongoing staff training, and the overall operation of the restaurant. General managers receive a base salary and are eligible for performance incentives based on sales performance and unit profitability.

FRANCHISE PROGRAM. The Company has 45 franchised restaurants that operate in California, Nevada, Arizona, Utah, Texas, Colorado, Ohio, Connecticut and Puerto Rico. The majority of La Salsa franchise agreements require the payment of an initial franchise fee of $29,500 per restaurant and the payment of continuing royalty fees of 5% of gross revenue.

BRAND STRATEGY. La Salsa was acquired on July 15, 1999. Since the acquisition, the Company has implemented a number of strategies intended to increase operating margins by, enhancing menu offerings, improving customer service, and taking advantage of consolidated purchasing opportunities. The Company plans to grow this concept by adding to both its Company-operated and franchised units. During fiscal 2000, the Company plans to open up to five Company-operated units and remodel up to 15 existing restaurants. In addition, the Company will begin aggressively pursuing the addition of multi-unit franchise operators.

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

      The Company's Green Burrito restaurants offer traditional Mexican food with an emphasis on serving substantial portions of high-quality food using only top grade ingredients, including USDA sirloin steak, USDA ground beef, USDA pork, grade "A" chicken meat, real cheddar and Monterey Jack cheese, #1-long grain rice and triple-cleaned beans. The Company believes the prices for its menu items give customers good value; entree selections at Company operated stores currently range in price from $.99 for a "super value menu" item to $4.09 for a combination plate including two steak tacos, salad, rice and beans. The most popular menu items include the "Big Ed" burrito, a burrito weighing over two pounds consisting of steak, carnitas, refried beans, rice, lettuce, tomato, guacamole, cheese and double tortillas at a price of $4.89, and "wet burritos," consisting of refried beans, rice, cheese, and a choice of steak, chicken, beef or pork covered with either green chili sauce or enchilada sauce, and cheese, served with tortilla chips at a price of $4.09. The menu also features special family prices which discount some of the menu items for large quantity orders.

      The Company has established certain criteria which, if met, allow the sale of alcoholic beverages for consumption on store premises with prior approval from the Company. One franchised restaurant serves alcoholic beverages; however, the Company may rescind the right to serve alcoholic beverages with 30 days' written notice if the criteria are not being met.

      COMPANY-OPERATED RESTAURANTS. As of December 31, 1999, the Company operated five restaurants, four of which are wholly-owned and one of which is owned by a limited partnership of which the Company is the general partner.

      FRANCHISE PROGRAM. As of December 31, 1999, the Company had 250 operating franchises, 213 of which were Green Burrito dual-concept restaurants. See "Green Burrito Dual-Concept Stores" below. Since the inception of the franchise program 57 franchise restaurants have been closed, and the Company has reacquired seven franchises, four of which are currently operated as Company stores.

      When the Company commenced its franchise expansion, the initial franchise fee was $10,000. Under the current standard franchise agreement for a free-standing franchise (the "Franchise Agreement"), franchisees pay an initial fee of $25,000 for each site at the time the Franchise Agreement is signed. The Company treats the initial franchise fee as fully earned for consolidated financial statement purposes upon the opening of the franchise store. Franchisees also generally pay a weekly franchise royalty equal to the greater of 5% of gross franchise store revenues or $300 per week for each franchise store, although some franchisees have a different arrangement with the Company. An advertising fund contribution generally equal to the greater of 1.5% of gross franchise store revenues or $450 is due monthly for each franchise store. The Company has developed a separate franchise agreement for dual-concept franchise stores. Dual-concept franchisees pay similar fees related to the sale of Green Burrito proprietary products and related items. The Company may from time to time change the amount of the franchise fee, the franchise royalty and the advertising fund contribution to be charged to its franchisees.

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

      GREEN BURRITO DUAL-CONCEPT STORES. Since 1992, the Company has pursued the franchising of Green Burrito products alongside an existing quick-service restaurant line thereby enabling one restaurant facility to offer two restaurant concepts (the "dual concept"). Dual concept stores are not owned by the Company, as they are owned and operated by third parties who pay an initial franchise fee to sell the Green Burrito products in their operations and pay continuing royalties and advertising fees based on a percentage of the gross sales of Green Burrito products. The Company has entered into the following dual-concept arrangements since 1992:

      Arby's/Green Burrito. In August 1992, the Company issued a franchise to an Arby's, Inc. ("Arby's") franchisee for a restaurant located in Long Beach, California. The Arby's franchisee remodeled an existing Arby's unit to include the Green Burrito dual-concept in the same facility. A second Arby's/Green Burrito store, located in Santa Maria, California, opened in January 1994.

      Carl's Jr./Green Burrito. In May 1995, the Company reached an agreement with CKE, the operator and franchisor of Carl's Jr. restaurants, pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. The agreement requires the payment of a one-time franchise fee of $7,500 when the restaurant opens and ongoing royalty payments of 4.0% of revenues. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. In November 1998, the Company and CKE modified the agreement as follows: CKE will convert 45 restaurants in both 1999 and 2000, 40 in 2001 and 36 in 2002 for a total of 328 Carl's Jr./Green Burrito dual brand restaurants at the expiration of the agreement on December 31, 2002. Additionally, the amended agreement expands the units available to satisfy CKE's development obligations by removing limitations on the number of franchised Carl's Jr. restaurants which can be converted and by including Hardee's restaurants and Hardee's franchisees. Currently, the Company and CKE are negotiating further amendments to the Carl's Jr./Green Burrito development schedule and underlying franchise agreements. While the amendments have not been finalized, the Company expects to reach an agreement during its first quarter of fiscal 2000. The agreement may include, among other things, a reduction to the franchise and royalty fees paid to the Company by CKE, a reduction to the number of future Carl's Jr./Green Burrito conversions and the elimination of certain services currently provided by the Company.

      The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1999, there were a total of 210 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon Nevada, Oklahoma and Kansas. Currently, only 196 of the Carl's Jr./Green Burrito restaurants are counted towards CKE's development obligations as 14 of the existing restaurants were converted by Hardee's under a test agreement prior to CKE's acquisition of Hardee's in July 1997. The test agreement did not require the payment of a franchise fee or ongoing royalties. The Company and CKE may agree in the future to initiate royalty payments and the payment of a franchise fee thereby allowing these 14 restaurants to be counted towards this obligation.

      The Company and CKE are related parties as both SBRG and CKE have certain officers in executive management positions at both companies.

      Long John Silvers/Green Burrito. In July 1997, the Company executed a dual-concept franchise agreement with American Seafoods Partners, which is a wholly owned subsidiary of Restaurant Management Company, a Franchisee operator of 120 Pizza Hut stores and 30 Long John Silvers stores. One store was converted in New Mexico and opened in September 1997. This unit was subsequently closed in November 1999 and there will be no further dual-concepts with Long John Silvers in the foreseeable future.

      Texaco/CKE/Green Burrito. In October 1997, the Company executed a dual-concept franchise agreement with CKE and Texaco Refining and Marketing whereby they will co-develop 50 Carl's Jr./Texaco dual-brand locations including 15 branded with Green Burrito. The new locations will be developed in the Western United States over the next three years. As of December 31, 1999, no dual branded units have opened.

     FRANCHISE PROMOTION. The Company has not been actively marketing franchises as a result of the lawsuit that certain Green Burrito franchisees have brought against the Company and which is described in Item 3 (Legal Proceedings) of this report. The Company expects to resume active franchise sales once it has resolved the litigation.

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

      The menu is designed to appeal to a broad range of tastes and provides entertaining descriptions of the selections. Steaks, the restaurants' featured entrees, are selected, aged and trimmed to the Company's customized specifications. The menu also offers prime rib, barbecued ribs, fresh seafood, chicken, pork chops and pasta. As part of the Company's commitment to quality, it emphasizes fresh ingredients and uses beef that has never been frozen. The Company offers daily specials, and regularly tests new menu selections which, if well received, are added to the menu or replace less popular entrees. Accompaniments such as Golden Wheat bread and specialty appetizers such as the "Paul Bunyan Onion," as well as desserts and full liquor service, are also offered. Menu items range from $7.95 to $18.95 in price with the average dining check per customer totaling approximately $17.00 to $18.00 (including beverages served with dinner, but excluding drinks served while customers are awaiting seating). A children's menu with lower-priced selections is also available.

      COMPANY-OPERATED RESTAURANTS. As of December 31, 1999, the Company operated 23 Timber Lodge Steakhouse restaurants.

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

      FRANCHISE PROMOTION. Timber Lodge entered into a commitment agreement with a prospective franchisee in Minnesota during fiscal 1999. Upon successful compliance with the terms of the commitment agreement, Timber Lodge expects to offer this individual a franchise agreement in fiscal 2000. In addition to this specific site, Timber Lodge may consider developing a formal franchise program in the future to increase development opportunities.

     BRAND STRATEGY. Timber Lodge was acquired on September 1, 1998. Since the acquisition date, SBRG has converted five under-performing JB's to Timber Lodge Steakhouses and has opened one new unit and closed one under-performing unit. SBRG plans to continue to expand Timber Lodge in existing core upper-Midwest markets through the opening of new Company-operated restaurants and may pursue franchising in selected markets. The Company expects to open up to three Company-operated restaurants and one additional JB's will be converted to Timber Lodge during fiscal 2000.

JB'S RESTAURANTS

      CONCEPT AND MENU. The Company's JB's restaurants are family-style restaurants offering a variety of breakfast, lunch and dinner selections at moderate prices. Over the past 18 months, JB's has focused on improving its price/value relationship by upgrading food quality and emphasizing customer service. The JB's restaurant's soup and salad bar features homestyle soups, salads, fresh fruits and vegetables. The restaurants also feature the JB's Bakery with a full line of freshly baked products.

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

      COMPANY-OPERATED RESTAURANTS. As of December 31, 1999, the Company operated 54 JB's restaurants.

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

      FRANCHISE PROGRAM. The Company has predominantly franchised JB's restaurants which were previously operated by JB's in small isolated cities and in certain other strategically advantageous situations. The majority of JB's franchise agreements require the payment of an initial franchise fee of $25,000 per restaurant and requires the payment of continuing royalty fees of between 3.25% and 4.0% of gross revenues. Under JB's "Employee Ownership Program," which is designed to offer management employees the opportunity to become franchisees, individuals receive a credit against the initial franchise fee for one franchised restaurant based on the number of years of service with JB's. A credit of $12,500 is given for 10-14 years of service, $18,750 for 15-19 years of service and $25,000 for over 20 years of service. As of December 31, 1999, the Company had 29 franchised JB's restaurants.

      BRAND STRATEGY. Both JB's and Galaxy Diners were acquired on September 1, 1998 from CKE. Although these brands, operated under one wholly-owned subsidiary of SBRG, have been profitable since the acquisition, the Company plans to sell these brands and focus its operations in the steakhouse and quick-service Mexican restaurant segments. A pending transaction to sell these brands is described in Note 19 to the Consolidated Financial Statements.

GALAXY DINER

      CONCEPT AND MENU. Galaxy Diner is a 1950's theme restaurant with 1950's decor, menu and music. The menu covers all day-parts -- breakfast, lunch and dinner, plus special menus have been devised for the soda fountain and a full kids menu on a separate activity sheet. The Galaxy Diner restaurants have an average check of approximately $6.00.

      COMPANY-OPERATED RESTAURANTS. As of December 31, 1999, the Company operated six Galaxy Diners.

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

INVESTMENT IN AFFILIATED COMPANIES

      Checkers. Pursuant to an August 1999 merger between Checkers and Rally's Hamburgers, Inc. ("Rally's"), SBRG has a 4.3% ownership interest in Checkers. Checkers operates and franchises 443 Checkers Drive-In Restaurants and 464 Rally's Hamburgers double drive-thru quick-service hamburger restaurants.

      CKE. CKE owns operates and franchises 3,855 quick-serve restaurants, primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. The Company presently has less than a 1.0% ownership interest in CKE.

      The Company's investments in Checkers and CKE are accounted for under the equity method of accounting. Although the Company's investments represent less than 20% ownership in Checkers and CKE, management believes that the Company has the ability to exercise significant influence because of certain shared executive management and common board members.

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

TRADEMARKS

      The Company believes that its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company owns a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, but not limited to, "JB's," "JB's Restaurants," "Galaxy Diner," "Timber Lodge Steakhouse," "The Lodge in the Heart of the City," "Green Burrito," "Big Ed Burrito," "La Salsa," "Fresh Mexican Grill," and "La Salsa Fresh Mexican Grill."

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

      The Company is also subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, dictating substantive standards that govern the relationship between franchisor and franchisees, including limitations on the ability of franchisors to terminate franchisees, enforce non-competition provisions and alter franchise arrangements. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor/franchisee relationship. If the Company expands internationally, it will be subject to laws in each jurisdiction where franchised units are established.

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

ENVIRONMENTAL MATTERS

      The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from our restaurants, as well as handling and disposal practices for solid and hazardous wastes. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.

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

EMPLOYEES

      On December 31, 1999, the Company had approximately 5,000 employees, of whom approximately 100 were employed in the corporate office and approximately 4,900 were employed in Company-operated restaurants. Of the total employees in the Company-operated restaurants, approximately 200 were employed as salaried managers and approximately 4,700 were employed as hourly restaurant employees. The Company has never experienced a work stoppage and believes its employee relations to be good. No employee of the Company is represented by a union.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      The Company wishes to caution readers that the information contained and incorporated by reference herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. These factors include, but are not limited to, the competitive environment in the restaurant industry in general and in the Company's specific fresh Mexican and steakhouse market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, and uncertainties related to the integration of Timber Lodge and La

Salsa. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "plans," "intends" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies, plans or intentions. The accompanying information contained in this Form 10-K, including without limitation the information set forth under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such difference.

      The acquisitions of JB's restaurants, Timber Lodge and La Salsa significantly increased the size of the Company. Managing the Company and integrating the acquired businesses will continue to present a significant challenge to the Company's management. The Company currently plans to sell its family dining segment (JB's and Galaxy) to concentrate on its Steakhouse and quick-service Mexican restaurant segments (see Note 19 to the Consolidated Financial Statements). If the Company is unable to achieve anticipated improvements in restaurant-level operating margins in La Salsa on a timely basis, or if margins from other Company-operated restaurants deteriorate, cash flows generated from Company-operated and franchised restaurants may not be adequate to support the Company's brand expansion strategies for Timber Lodge and La Salsa. Restructuring and integrating the restaurant operations of La Salsa will require the dedication of significant capital and management resources which may cause an interruption of momentum in the activities of the Company related to its Green Burrito and Timber Lodge brands. Failure to effectively accomplish the integration of the Company's operations, improve the La Salsa results of operations, open new restaurants, remodel existing restaurants, franchise additional restaurants, or maintain or improve operating margins of the Company's other concepts, or complete the sale of JB's Restaurants could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES

      The following table sets forth information regarding the Company's restaurant properties at December 31, 1999:

                                       LAND      LAND        LAND
                                       AND    LEASED AND      AND
                                    BUILDING   BUILDING    BUILDING
                                      OWNED      OWNED      LEASED     TOTAL
                                    --------  ----------   --------    -----
JB's & Galaxy Diner:
  Company-operated ...........         11          4         45         60
  Franchisee-operated(1) .....          2          -          9         11
  Subleased/vacant ...........          -          -         10         10
                                      ---        ---        ---        ---
     Subtotal ................         13          4         64         81
                                      ---        ---        ---        ---
Timber Lodge Steakhouse:
   Company-operated ..........          2          2         19         23
                                      ---        ---        ---        ---
     Subtotal ................          2          2         19         23
                                      ---        ---        ---        ---
Green Burrito:
  Company-operated ...........          -          -          5          5
                                      ---        ---        ---        ---
     Subtotal ................          -          -          5          5
                                      ---        ---        ---        ---
La Salsa:
  Company-operated ...........          -          -         49         49
  Subleased/vacant ...........          -          -          3          3
                                      ---        ---        ---        ---
     Subtotal ................          -          -         52         52
                                      ---        ---        ---        ---
       Total .................         15          6        140        161
                                      ===        ===        ===        ===

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

      The Company is also the primary lessee of three facilities, formerly occupied by the Company, or its subsidiaries as corporate headquarters. A 8,800 square foot facility in Newport Beach, California is leased through September 2000 with payments of approximately $18,000 per month and is subleased by the Company through the lease term for approximately $18,000 per month. An office building in Salt Lake City is leased through February 29, 2000 with payments of approximately $16,000 per month, is currently vacant. Office space in Santa Monica, California is leased through March 31, 2001 with payments of approximately $12,000 per month, and is subleased by the Company through the lease term for approximately $12,000 per month.

      The Company owns and operates a 25,000 square foot distribution center located in Los Angeles, California, which is currently used for its La Salsa operations.

ITEM 3. LEGAL PROCEEDINGS

      On December 11, 1998, Jack and Terry Brown and Green Burrito #22, Alhambra, a California limited partnership, filed an action entitled Brown, et al. v. Santa Barbara Restaurant Group, et al., in Superior Court of the State of California for the County of Orange and on March 5, 1999 filed a first amended complaint alleging causes of action for unfair competition, unfair trade practices, intentional misrepresentation, negligent misrepresentation, concealment and suppression, breach of fiduciary duty arising from agency, accounting, breach of covenant of good faith and fair dealing and common law unfair competition. It is difficult to quantify plaintiffs' alleged damages. Volume incentives paid to the Company which could be attributed to plaintiffs' purchases of food products are less than $50,000. Plaintiffs, however, have made additional claims for damages which at this time the Company is unable to quantify. Plaintiffs also seek to act on behalf of other franchisees and on behalf of the public. Plaintiffs also claim damages to the value of their franchises. Although discovery has been completed, the Company recently entered into settlement discussions with the plaintiffs. The Company hopes to work out a settlement which would be in the best interests of both parties and would resolve even those unasserted claims threatened by other franchisees. In the event the case is not settled, the Company intends to vigorously defend against the claims.

      On October 5, 1999, La Salsa Franchise, Inc. served a demand for arbitration, pursuant to the commercial arbitration rules of the American Arbitration Association, on DeNata, Inc., Neil Breton and Paul Marsh (collectively, "DeNata, Inc."), a La Salsa franchisee with eight restaurants in the state of Utah. La Salsa Franchise, Inc. filed the demand because DeNata, Inc. ceased performing and materially breached its Franchise Agreements, including the duty to pay royalties and advertising fees and to report its sales from which payments are calculated. DeNata, Inc. also breached its Area Development Agreement by failing to open an additional restaurant as provided in the agreement. DeNata, Inc. had previously asserted that it is not required to perform under its Franchise Agreements and is entitled to rescission of all eight agreements upon various grounds. In response to the demand for arbitration, on November 2, 1999 DeNata, Inc. sent a letter to the arbitration case administrator with a copy of a complaint that DeNata, Inc. filed in United States District Court, District of Utah, Central Division, on the same date, against La Salsa Franchisee, Inc., La Salsa, Inc. and other defendants. The complaint alleges numerous "counts," including price fixing in violation of the federal and Utah antitrust laws, tortious interference with economic relations, violations of the Utah Business Opportunity Act, relief from arbitration agreements, common law fraud as to all franchise and area development agreements, and breaches of contracts between the parties. The complaint seeks termination of all agreements between the parties and seeks various types of damages, including treble damages, in unspecified amounts that exceed $100,000 as well as attorneys fees and costs. In response to a motion brought by La Salsa, the court has stayed DeNata's lawsuit and directed the parties to resolve the dispute through arbitration in accordance with the arbitration provisions contained in the Franchise Agreements. The arbitration proceeding has not yet commenced. The Company intends to vigorously defend the case, and proceed with the arbitration, contending the claims lack merit.

      The Company does not believe that the ultimate resolution of the matters described above will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of either of these actions be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and liquidity. In addition, the costs of defending such actions may be material, regardless of the outcome.

      In addition, the Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees and franchisees from time to time. Although litigation is inherently unpredictable, the Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations. The Company notes that an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock trades on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market, under the symbol "SBRG." The Company's common stock is also listed on the Boston Stock Exchange under the symbol "SBO." The following table sets forth, for the fiscal periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq Small Cap Market. The prices represent quotations between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions.

                                             SALES PRICE
                                      -----------------------
                                        HIGH            LOW
                                      ---------        ------
      1998
      First Quarter ..........        $10 15/16        $6 7/8
      Second Quarter .........          8 1/8           6 1/4
      Third Quarter ..........          7 11/16         3
      Fourth Quarter .........          4 15/32         3 1/8

      1999
      First Quarter ..........        $ 5 5/32         $2 1/4
      Second Quarter .........          3 1/4           2 11/32
      Third Quarter ..........          2 1/2           1 13/16
      Fourth Quarter .........          2 1/16          1 1/4

      The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On December 31, 1999, the approximate number of record holders of the Company's common stock was 300. However, the Company believes that the actual number of individual shareholders is much greater, as many individual investors hold their shares in brokerage accounts and therefore are not counted as record holders.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data for the five years ended December 31, 1999 is derived from the Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.

                                                                          YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                         1999          1998          1997          1996           1995
                                                      ---------     ---------     ---------     ---------      --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenues ...................................    $ 114,402     $  35,553     $   5,152     $   4,795     $   6,599
Total expenses, excluding impairment
   loss on investment in affiliates and
   litigation settlement and related
   costs .........................................     (110,382)      (34,177)       (4,298)       (4,843)       (7,716)
Litigation settlements and related costs(1) ......           --            --            --            --          (805)
Impairment loss on investment in affiliates(2) ...       (6,522)           --            --            --            --
Net income (loss) ................................       (2,502)        1,376           854           (48)       (1,922)
Diluted net income (loss) per share ..............        (0.14)         0.15          0.11         (0.01)        (0.32)
Diluted weighted average shares outstanding ......       17,741         9,286         7,751         6,178         5,983

CONSOLIDATED BALANCE SHEET DATA:
Total assets .....................................       92,006        75,830         4,802         3,462         3,277
Long-term debt, less current installments(3) .....        9,758         6,235            --            15            25

(1) Represents the costs associated with the settlement of litigation between the Company and certain franchisees.

(2) Represents the impairment charge recorded on the Company's investment in CKE measured by the difference between the carrying value at December 31, 1999 and the fair value of the investment.

(3) Includes $4.7 million and $5.7 million of capital lease obligations as of December 31, 1999 and 1998, respectively.

      No dividends were paid or declared during the five years ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      During 1998 and 1999, the Company completed certain acquisitions of restaurant companies. Each of these transactions is more fully described in either Item 1 above and/or in Note 2 of Notes to Consolidated Financial Statements. On July 15, 1999, the Company completed a merger with La Salsa, Inc. On September 1, 1998 the Company completed a merger with Timber Lodge Steakhouse, Inc. and the acquisition of JB's Family Restaurants Inc. The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and the notes thereto found elsewhere in this Report. The merger with La Salsa on July 15, 1999 and the addition of 51 company operated and 45 franchised restaurants as well as the full year impact of the JB's restaurants and Timber Lodge Steakhouse restaurants acquired on September 1, 1998 are the principal reasons for the significant differences when comparing results of operations for the period ending December 31, 1999 with the results of operations for the period ending December 31, 1998. The addition of 86 Company operated and 29 franchised restaurants associated with the JB's restaurants and Timber Lodge Steakhouse transactions are the principal reasons for the significant differences when comparing results of operations for the period ending December 31, 1998 with the results of operations for the period ending December 31, 1997. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by additional acquisitions. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.


                              RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations for the years indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                1999(1)      1998(2)       1997
                                                -------      -------      -----
Revenues:
  Restaurant operations ................         96.3%        92.5%        58.6%
  Franchised restaurants and other .....          3.7          7.5         41.4
                                                -----        -----        -----
     Total revenues ....................        100.0        100.0        100.0
                                                -----        -----        -----
Restaurant operating costs:(3)
  Food and packaging ...................         33.1         34.2         38.2
  Payroll and other employee benefits ..         33.4         34.9         28.9
  Occupancy and other operating
    costs ..............................         22.5         22.0         27.2
                                                -----        -----        -----
                                                 89.0         91.1         94.3
Advertising(3) .........................          3.4          3.0          1.8
Pre-opening expense(3) .................          0.4          1.2           --
Impairment loss on investment in
  affiliates ...........................          5.7           --           --
General and administrative expense .....          8.2          8.5         31.5
                                                -----        -----        -----
Operating income (loss) ................         (3.3)         3.3         12.2
Interest expense .......................         (0.6)        (0.6)          --
Other income, net ......................          0.9          1.2          4.4
Income (loss) before income taxes ......         (3.0)         4.0         16.6
Income tax expense (benefit) ...........         (0.8)         0.1           --
                                                -----        -----        -----
Net income (loss) ......................         (2.2)%        3.9%        16.6%
                                                -----        -----        -----

(1) Fiscal 1999 includes operating results of La Salsa from and after July 16, 1999.

(2) Fiscal 1998 includes operating results of Timber Lodge, JB's restaurants and Galaxy Diner from and after September 1, 1998.

(3)   As a percentage of revenues from Company-operated restaurants.

REVENUES

      Revenues from Company-operated restaurants increased $77.3 million to $110.2 million in fiscal 1999 as compared with $32.9 million in fiscal 1998. The increase is largely attributable to the full year of operations for JB's and Timber Lodge which contributed $53.1 and $39.0 in revenues in 1999 versus $17.9 and $12.2, respectively in 1998. Additionally, La Salsa, which was acquired on July 15, 1999, contributed $15.8 million to fiscal 1999 revenues. Revenues from Company-operated Green Burrito restaurants decreased $648,000 or 22.9% to $2.2 million in fiscal 1999 as compared with $2.8 million in fiscal 1998. The decrease is due to a 11.3% or $279,000 decrease in same-store sales and the closure of one Company-operated restaurant in September 1999.

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

      Revenues from franchised restaurants increased $1.6 million or 77.5% to $3.7 million in fiscal 1999 as compared with $2.1 million in fiscal 1998. The increase is principally due to $617,000 of royalties earned by the La Salsa franchise system, and $1.0 million in increased royalties earned by the JB's franchise system attributable to a full year of operations versus the stub period from date of acquisition (September 1, 1998) to December 31, 1998. Royalties earned by the Green Burrito franchise system have remained constant from fiscal 1998 to 1999.

      Revenues from franchised restaurants increased $462,000 or 28.2% to $2.1 million in fiscal 1998 as compared with $1.6 million in fiscal 1997. This increase is principally due to $473,000 of royalties earned by the JB's franchise system, $40,000 in increased royalties from the Green Burrito franchise system, partially offset by a $51,000 decrease in franchise fees earned by Green Burrito due to six fewer dual-concept franchise stores opened in fiscal 1998 as compared to fiscal 1997.

OPERATING COSTS AND EXPENSES

      Food and packaging costs as a percentage of restaurant revenues decreased to 33.1% in fiscal 1999 as compared with 34.2% in fiscal 1998. The decrease is primarily due to the addition of La Salsa restaurants in fiscal 1999 and the full year impact of JB's restaurants which were acquired on September 1, 1998, both of which operate with significantly lower food and packaging costs as a percent of revenues (30-32%) as compared to Green Burrito. In addition, both JB's and Timber Lodge 1999 food and packaging costs were 50 basis points below 1998 levels. For fiscal 1998, food and packaging costs decreased as a percentage of revenues to 34.2% from 38.2% in fiscal 1997. The decrease in food and packaging costs in 1998 is also the result of the JB's acquisition in 1998.

      Payroll and other employee benefits decreased as a percentage of revenues to 33.4% in fiscal 1999 as compared with 34.9% in fiscal 1998. The decrease is attributable to a 150 basis point decrease in payroll and other employee benefits, at JB's restaurants in fiscal 1999 due to lower workers' compensation expense, as well as the addition of La Salsa in 1999 which operates with lower payroll and other employee benefits, as compared with the other concepts operated by the Company. Payroll and other employee benefits increased as a percentage of revenues to 34.9% in fiscal 1998 as compared with 28.9% in fiscal 1997. The increase is attributable to the addition of JB's and Timber Lodge in fiscal 1998 which operate with higher payroll and other employee benefits costs than Green Burrito.

      Occupancy and other operating costs increased as a percentage of revenues to 22.5% for fiscal 1999 as compared with 22.0% in fiscal 1998. The overall increase in occupancy and other operating costs is attributable to the acquisition of La Salsa which operates with higher occupancy and other costs (23.0%) than either Timber Lodge or JB's. Occupancy and other operating costs decreased as a percentage of revenues to 22.0% for fiscal 1998 as compared with 27.2% in fiscal 1997. The decrease in occupancy and other operating costs is attributable to the addition of JB's restaurants and Timber Lodge in fiscal 1998 which operate with lower occupancy and other costs than Green Burrito.

      Advertising costs increased to 3.4% of revenues in fiscal 1999 as compared with 3.0% and 1.8%, in fiscal years 1998 and 1997, respectively. The increase in advertising costs is entirely due to the addition of La Salsa in fiscal 1999 and JB's restaurants and Timber Lodge in fiscal 1998. Each of these concepts typically spend three to four percent of sales on advertising costs.

      Pre-opening expense of $440,000 in fiscal 1999 and $386,000 in fiscal 1998 represent costs associated with the conversion of two JB's restaurants to Timber Lodge Steakhouse restaurants in fiscal 1999 and three such conversions in fiscal 1998.

      The impairment loss on investments in affiliates of $6.5 million was recorded to write-down the Company's investment in CKE stock to its fair value of approximately $1.6 million, upon management's conclusion that the investment has experienced an other than temporary decline.

      General and administrative expense decreased as a percentage of total revenues to 8.2% for fiscal 1999 as compared with 8.5% in fiscal 1998. The decrease in general and administrative expense as a percentage of total revenues is attributable to the addition of JB's restaurants and Timber Lodge, which are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expense as a percentage of sales than the primarily franchise oriented operations of the Company prior to the acquisitions. La Salsa operates with higher general and administrative expense as a percentage of total revenues than either JB's or Timber Lodge, but significantly less than the general and administrative expense as a percentage of total revenues of Green Buritto. General and administrative expense decreased as a percentage of total revenues to 8.5% for fiscal 1998 as compared with 31.5% in fiscal 1997. Again, the decrease is attributable to the fiscal 1998 acquisitions of Timber Lodge and JB's, which operate with lower general and administrative expense as a percentage of revenue than Green Buritto.

      Interest expense reflects interest costs associated with the La Salsa credit facility ($227,000) and capitalized real property leases associated with JB's and Timber Lodge ($477,000). Interest expense increased $500,000 to $704,000 in fiscal 1999 as compared with $204,000 in fiscal 1998. The increase is attributable to the acquisition of La Salsa in fiscal 1999, as well as the full year impact of JB's and Timber Lodge.

      Other income, net primarily reflects interest income on invested cash, short-term investments, related party notes receivable and notes receivable. Other income, net increased by $624,000 or 144% in fiscal 1999 as compared with fiscal 1998. The majority of the increase is attributable to interest income earned on the Checkers note receivable in the amount of $645,000. The Company also recorded a net loss of $266,000 in fiscal 1999 to record its share of the net losses reported by its investments in affiliates. Other income, net increased by $206,000 or 90% in fiscal 1998 as compared with fiscal 1997. The increase is mostly attributable to higher cash and short-term investment balances in fiscal 1998 as compared with fiscal 1997.

      Year 2000. The Company has addressed the potential business risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, the Company is not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue many remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on the Company.

      The total cost to the Company of addressing Year 2000 issues was approximately $1.5 million, a significant portion of which was lease financed. This amount was incurred for new software and related hardware and installation costs during fiscal 1999 in the Company's corporate offices and operating restaurants.

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

      Liquidity and Capital Resources. The Company had cash and cash equivalents of $3.4 million and $7.0 million at December 31, 1999 and 1998, respectively. The decrease in cash and cash equivalents is primarily due to the Company's implementation of its stock re-purchase program. During fiscal 1999, the company spent $3.7 million to repurchase 2,145,452 shares of its outstanding stock.

      Net cash provided by operating activities was $6.4 million during fiscal 1999. The Company had a net loss in the amount of $2.5 million including depreciation and amortization of $5.0 million. Additionally, the Company had a non-cash charge to record an impairment loss on an investment in affiliate in the amount of $6.5 million. The Company also used $1.3 million in cash to pay down other current liabilities and had a current year provision for deferred income taxes of $1.0 million. Investing activities required the Company to use $4.6 million in cash to fund $5.6 million of capital additions, $1.0 million to purchase short-term investments and $2.1 million to purchase new related party notes receivable. These outflows are partially offset by net cash received from acquisitions of $794,000 and $3.1 million in collections from related party and notes receivable. Financing activities required the Company to spend $5.5 million comprised of the following: $3.7 million to purchase treasury stock, $949,000 to repay capital lease obligations, $342,000 to repay the Company's revolving line of credit and current installments of long-term debt and $1.0 million to repay other long-term liabilities, offset by $500,000 in proceeds from long-term borrowings.

      The current ratio (current assets divided by current liabilities) at December 31, 1999 was 0.7:1.0 compared to 0.8:1.0 at December 31, 1998. The decrease in working capital is due in large part to capital expenditures used to convert two under-performing JB's to Timber Lodge Steakhouses coupled with expenditures to repurchase the Company's common stock. The Company's negative working capital balance is due to the La Salsa, Timber Lodge and JB's concepts, which all have relatively small receivable and inventory balances which typically turn faster than accounts payable to vendors.

      During fiscal 1999 the Company completed the conversion of two under-performing JB's restaurants to the Timber Lodge Steakhouse concept at an average conversion cost of approximately $850,000 including pre-opening costs. The Company completed six JB's remodels to improve and update the customer areas of the restaurants during 1999. These remodels cost between $50,000 and $200,000 per restaurant. The Company funded the JB's conversions to Timber Lodge and JB's remodels through available cash on hand and cash flow from operations.

      The Company believes it will be able to meet its working capital requirements through its cash flows from operations or through borrowings from its existing credit facility. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings, the sale of assets or from other sources. There can be no assurance, however, that equity or debt financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined whether the application of this accounting standard will have a material impact on its financial position, results of operations or liquidity.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk. The Company maintains investments in the publicly-traded common stock of certain affiliated companies. See Note 6 of the accompanying Notes to Consolidated Financial Statements. The fair value of these securities at December 31, 1999, was approximately $2.5 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $250,000 and $500,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, or determined that an other than temporary impairment exists, as such investments are accounted for under the equity method of accounting. In fiscal 1999, the Company did conclude that its investment in CKE had sustained an other than temporary loss and, as such, recorded a $6.5 million charge to current year earnings.

      At March 22, 2000, the fair value of the Company's investment in the common stock of affiliated companies approximated $2.7 million.

      Additionally, the Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements as of December 31, 1999 is $5.7 million. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $57,000 in annual pre-tax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


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

                                          SANTA BARBARA RESTAURANT GROUP, INC.


                                          By:  /s/ ANDREW F. PUZDER
                                             ----------------------------------
                                               Andrew F. Puzder
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURES                      TITLE                                DATE
                  ----------                      -----                                ----
/s/ WILLIAM P. FOLEY, II              Chairman of the Board, Director              March 29, 2000
-----------------------------
William P. Foley, II

/s/  ANDREW F. PUZDER                 Chief Executive Officer, Director            March 29, 2000
-----------------------------         (Principal Executive Officer)
Andrew F. Puzder

/s/  THEODORE ABAJIAN                 Chief Financial Officer,                     March 29, 2000
-----------------------------         (Principal Financial and Accounting
Theodore Abajian                      Officer)


/s/  FRANK P. WILLEY                  Director                                     March 29, 2000
-----------------------------
Frank P. Willey

/s/ C. THOMAS THOMPSON                Director                                     March 29, 2000
-----------------------------
C. Thomas Thompson

/s/ CHARLES ROLLES                    Director                                     March 29, 2000
-----------------------------
Charles Rolles

/s/  DERMOT F. ROWLAND                Director                                     March 29, 2000
-----------------------------
Dermot F. Rowland

/s/  BURT SUGARMAN                    Director                                     March 29, 2000
-----------------------------
Burt Sugarman


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                    PAGE
                                                                                    ----
Reports of Independent Auditors..................................................    19
Consolidated Balance Sheets as of December 31, 1999 and 1998.....................    21
Consolidated Statements of Operations for the years ended December 31, 1999, 1998
and 1997.........................................................................    22
Consolidated  Statements of  Shareholders' Equity for the years ended  December
31, 1999, 1998 and 1997..........................................................    23
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
and 1997.........................................................................    24
Notes to Consolidated Financial Statements.......................................    25

(a) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

                                                                                    PAGE
                                                                                    ----
Schedule II - Valuation and Qualifying Accounts..................................    41

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information called for is shown in the consolidated financial statements or in the notes thereto.

(a) (3) EXHIBITS:

An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page 42 hereof and is incorporated herein by reference.

(b) CURRENT REPORTS ON FORM 8-K:

   (i)  None.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of
Santa Barbara Restaurant Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule for the years ended December 31, 1999 and 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Orange County, California
March 6, 2000, except as to
Note 19 which is as of
March 14, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of
Santa Barbara Restaurant Group, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Santa Barbara Restaurant Group, Inc. (formerly GB Foods Corporation, Inc.) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Santa Barbara Restaurant Group, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Santa Barbara Restaurant Group, Inc. for the year ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be included therein.

/s/ Grant Thornton LLP

Irvine, California
January 30, 1998

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
                                                         (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents .........................    $  3,371     $  7,043
  Short-term investments ............................       1,065           --
  Accounts receivable, net of allowance for
    doubtful accounts of $338,000 in 1999 and
    $125,000 in 1998 ................................       1,794          874
  Current portion of notes receivable ...............         700          239
  Current portion of related party notes receivable .       2,006           --
  Inventories .......................................       1,476          990
  Current deferred tax assets .......................       1,300        1,152
  Prepaid expenses ..................................         617          443
  Other current assets ..............................         594          472
                                                         --------     --------
          Total current assets ......................      12,923       11,213
 Property and equipment, net ........................      38,015       27,447
 Property under capital leases, net .................       4,477        5,214
 Investments in affiliated companies ................       2,637        9,447
 Notes receivable, net ..............................       1,035        1,732
 Related party notes receivable .....................         100           --
 Costs in excess of net assets acquired, net of
   accumulated amortization of $764,000 in 1999
   and $139,000 in 1998 .............................      30,217       20,320
 Deferred tax assets ................................         555           --
 Other assets .......................................       2,047          457
                                                         --------     --------
                                                         $ 92,006     $ 75,830
                                                         ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt ............    $  1,252     $     44
  Current portion of capital lease obligations ......         960          886
  Accounts payable and accrued expenses .............       7,125        5,151
  Accrued salaries, wages and employee benefits .....       3,698        3,573
  Other current liabilities .........................       5,946        4,829
                                                         --------     --------
          Total current liabilities .................      18,981       14,483
  Long-term debt, less current installments .........       5,030          585
  Capital lease obligations, less current portion ...       4,708        5,650
  Deferred tax liabilities ..........................          --          336
  Other long-term liabilities .......................       5,345        5,302
Commitments and contingencies
Subsequent event
Shareholders' equity:
  Common stock, $.08 par value, authorized
    50,000,000 shares; 20,736,330 and
    15,238,908 shares issued and 18,590,878 and
    15,238,908 outstanding in 1999 and 1998,
    respectively ....................................       1,659        1,219
  Additional paid-in capital ........................      73,617       59,416
  Less cost of treasury stock, 2,145,452 shares
    in 1999..........................................      (3,671)          --
  Accumulated deficit ...............................     (13,663)     (11,161)
                                                         --------     --------
          Total shareholders' equity ................      57,942       49,474
                                                         --------     --------
                                                         $ 92,006     $ 75,830
                                                         ========     ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                    1999               1998               1997
                                                 ---------          ---------          ---------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Restaurant operations ................         $ 110,201          $  32,901          $   3,019
  Franchised restaurants ...............             3,729              2,101              1,639
  Other ................................               472                551                494
                                                 ---------          ---------          ---------
     Total revenues ....................           114,402             35,553              5,152
                                                 ---------          ---------          ---------

Restaurant operating costs:
  Food and packaging ...................            36,417             11,263              1,152
  Payroll and other employee benefits ..            36,856             11,480                871
  Occupancy and other operating costs ..            24,846              7,223                822
                                                 ---------          ---------          ---------
                                                    98,119             29,966              2,845

Advertising ............................             3,761                995                 55
Pre-opening expense ....................               440                386                 --
Impairment loss on investment in .......             6,522                 --                 --
  affiliate
General and administrative expense .....             9,380              3,011              1,624
                                                 ---------          ---------          ---------
                                                    20,103              4,392              1,679
                                                 ---------          ---------          ---------
Operating income (loss) ................            (3,820)             1,195                628

Interest expense .......................              (704)              (204)                --
Other income, net ......................             1,058                434                228
                                                 ---------          ---------          ---------
Income (loss) before income tax
  expense (benefit) ....................            (3,466)             1,425                856
Income tax expense (benefit) ...........              (964)                49                  2
                                                 ---------          ---------          ---------
Net income (loss) ......................         $  (2,502)         $   1,376          $     854
                                                 =========          =========          =========
Basic net income (loss) per share ......         $   (0.14)         $     .16          $     .14
                                                 =========          =========          =========
Diluted net income (loss) per share ....         $   (0.14)         $     .15          $     .11
                                                 =========          =========          =========
Basic weighted average shares
  outstanding ..........................            17,741              8,528              6,292
                                                 =========          =========          =========
Diluted weighted average shares
  outstanding ..........................            17,741              9,286              7,751
                                                 =========          =========          =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK           TREASURY STOCK
                                            --------------------    --------------------     ADDITIONAL                  TOTAL
                                             NUMBER                  NUMBER                   PAID-IN    ACCUMULATED  SHAREHOLDERS'
                                            OF SHARES    AMOUNT     OF SHARES     AMOUNT      CAPITAL      DEFICIT       EQUITY
                                            ---------   --------    ---------    --------    ----------  -----------  -------------
                                                                         (AMOUNTS IN THOUSANDS)
Balance, December 31, 1996 .............       6,440    $    515          --     $     --     $ 15,771     $(13,391)    $  2,895
  Issuance of common stock
    under stock option plans ...........         131          11          --           --          558           --          569
  Net income ...........................          --          --          --           --           --          854          854
                                              ------    --------      ------     --------     --------     --------     --------
Balance, December 31, 1997 .............       6,571         526          --           --       16,329      (12,537)       4,318
  Issuance of common stock
    under stock option plans ...........          63           5          --           --          206           --          211
  Issuance of common stock
    to acquire JB's Family
    Restaurants, Inc. ..................       1,000          80          --           --        8,033           --        8,113
  Issuance of common stock
    to acquire JB Parent Corp ..........         656          52          --           --        3,289           --        3,341
  Issuance of common stock
    to acquire Timber Lodge
    Steakhouse, Inc. ...................       3,471         278          --           --       17,390           --       17,668
  Exercise of common stock
    purchase warrants ..................       1,000          80          --           --        4,920           --        5,000
  Issuance of common stock to
    acquire investments in
    affiliated companies ...............       2,478         198          --           --        9,249           --        9,447
    Net income .........................          --          --          --           --           --        1,376        1,376
                                              ------    --------      ------     --------     --------     --------     --------
Balance, December 31, 1998 .............      15,239       1,219          --           --       59,416      (11,161)      49,474
  Issuance of common stock to
    acquire Checkers note
    receivable .........................         998          80          --           --        2,566           --        2,646
  Issuance of common stock to
    acquire La Salsa, Inc. .............       3,000         240          --           --        7,485           --        7,725
  Issuance of common stock
    to retire convertible
    subordinated promissory notes ......       1,499         120          --           --        3,743           --        3,863
  Issuance of common stock
    purchase warrants to acquire
    La Salsa, Inc. .....................          --          --          --           --          407           --          407
  Purchase of treasury stock ...........          --          --      (2,145)      (3,671)          --           --       (3,671)
  Net loss .............................          --          --          --           --           --       (2,502)      (2,502)
                                              ------    --------      ------     --------     --------     --------     --------
Balance, December 31, 1999 .............      20,736    $  1,659      (2,145)    $ (3,671)    $ 73,617     $(13,663)    $ 57,942
                                              ======    ========      ======     ========     ========     ========     ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                       1999         1998         1997
                                                                     --------     --------     --------
                                                                           (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) .............................................    $ (2,502)    $  1,376     $    854
  Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
       Depreciation and amortization ............................       4,970        1,278          297
       Provision for deferred income taxes ......................      (1,012)          26           --
       Loss on disposal of equipment and improvements ...........          18           --           --
       Impairment loss on investment in affiliate ...............       6,522           --           --
       Related party notes receivable discount
          amortization ..........................................        (201)          --           --
  Changes in operating assets and liabilities:
       Accounts receivable ......................................        (460)         (21)          69
       Inventory, prepaid expenses and other
          current assets ........................................         366         (495)        (151)
       Accounts payable and accrued expenses ....................         369         (569)         (76)
       Accrued salaries, wages and employee benefits ............        (356)      (1,046)           5
       Other current liabilities ................................      (1,345)          95           12
                                                                     --------     --------     --------
          Net cash provided by operating activities .............       6,369          644        1,010
                                                                     --------     --------     --------
Cash flows from investing activities:
  Proceeds from maturity of short-term investments ..............          --          286        5,175
  Purchases of short-term investments ...........................      (1,065)          --       (4,440)
  Cash received from acquisitions, net of
     acquisition fees ...........................................         794          637           --
  Issuance of new related party notes receivable ................      (2,100)         (92)          --
  Collections on related party and notes receivable .............       3,076          252           80
  Net change in other assets ....................................         384          (34)          38
  Proceeds from sale of  property and equipment .................          --          553           69
  Purchases of  property and equipment ..........................      (5,650)      (2,998)         (63)
                                                                     --------     --------     --------
          Net cash provided by (used in) investing activities ...      (4,561)      (1,396)         859
                                                                     --------     --------     --------
Cash flows from financing activities:
   Repayment of capital lease obligations .......................        (949)        (268)          --
   Repayments of revolving line of credit and
     current installments of long-term debt .....................        (342)        (134)         (25)
  Proceeds from issuance of common stock ........................          --        5,211          569
  Proceeds from long-term borrowings ............................         500           --           --
  Purchase of treasury stock ....................................      (3,671)          --           --
  Net change in other long term liabilities .....................      (1,018)        (181)          --
                                                                     --------     --------     --------
          Net cash provided by (used in) financing activities ...      (5,480)       4,628          544
                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents ............      (3,672)       3,876        2,413
Cash and cash equivalents at beginning of year ..................       7,043        3,167          754
                                                                     --------     --------     --------
Cash and cash equivalents at end of year ........................    $  3,371     $  7,043     $  3,167
                                                                     ========     ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest ......................................................    $    530     $    231     $      1
  Income taxes, net of refunds ..................................    $    194     $    181     $      2
Non cash investing and financing activities:
  Issuance of common stock to acquire related party
    notes receivable ............................................    $  2,646           --           --
  Issuance of common stock to acquire businesses
    described in Note 2 .........................................    $  7,725     $ 29,122           --
  Issuance of warrants to acquire La Salsa ......................    $    407           --           --
  Issuance of common stock to retire convertible
     subordinated promissory notes ..............................    $  3,863           --           --
  Issuance of common stock to acquire investments in
     affiliated companies .......................................          --     $  9,447           --

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

      Santa Barbara Restaurant Group, Inc. and its wholly-owned subsidiaries ("SBRG" or the "Company") own and operate restaurants under the brand names of JB's Restaurants, Galaxy Diner, Timber Lodge Steakhouse, Green Burrito and La Salsa. In addition, the Company franchises JB's, Green Burrito and La Salsa restaurants. As of December 31, 1999 the Company-operated 54 and franchised 29 JB's Restaurants in seven western states, predominantly in Arizona and Utah; operated 23 Timber Lodge Steakhouse restaurants in seven states located throughout the United States; operated 49 La Salsa restaurants located in California and Nevada; operated six Galaxy Diner restaurants located in Idaho, Utah and Arizona and operated five Green Burrito restaurants located in California. The Company also has 45 franchised La Salsa units throughout the United States and Puerto Rico, and 37 Green Burrito stand-alone franchise restaurants located in California, 213 dual-concept franchise restaurants in the western United States, predominantly in California for a total of 461 restaurants.

Basis of Presentation and Fiscal Year

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and an investment in a partnership-owned restaurant in which the Company has a majority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

      On October 2, 1998, the Company changed its fiscal year end. The Company converted from a calendar fiscal year to a fiscal year that includes 13 four-week accounting periods with each week ending on a Thursday. The Company's fiscal year ended on December 30, 1999, and subsequent fiscal years will end on the last Thursday of December. For clarity of presentation, the Company has described all years presented as if the fiscal year ended on December 31. Beginning in 1999, the Company's first fiscal quarter included 16 weeks of operating results and the second, third and fourth quarters each included 12 weeks of operating results.

Cash, Cash Equivalents and Short-Term Investments

      All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Investments with original maturities between three and 12 months are considered short-term investments. Short-term investments, consisting of certificates of deposit which are pledged to secure letters of credit, are classified as held to maturity and are carried at cost which approximates market.

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

Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128") in fiscal 1997. SFAS 128 requires the presentation of "basic" earnings per share which represents net earnings (loss) divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share reflecting the dilutive effect of all common stock equivalents is also required.

      In 1999 and 1998, 5,977,244 and 4,948,562 shares, respectively, relating to the possible exercise of outstanding stock options and warrants and 120,000 escrowed restricted shares in 1999 were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Reclassifications

      Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 1999 presentation.

Segment Reporting

      In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments. The Company's reportable segments are based on the types of food served, hours of operation, whether or not table service is provided, and the average customer expenditure.

Franchise Revenues

      The Company franchises JB's restaurants, Green Burrito restaurants and La Salsa restaurants under franchise agreements which have initial terms of 10 to 20 years and in some cases provide renewal options. The Company generally charges an initial franchise fee ranging between $7,500 and $29,500 for each new franchised restaurant. The Company recognizes initial franchise fees when substantially all services required by the Company are complete and when the related franchise store commences operations. The JB's franchise agreement provides Company employees a credit ranging from $12,500 to $25,000 against the initial franchise fee based on the employees years of service with the Company. The majority of the franchise stores currently in operation are required to pay royalties of between 3.25% and 5.0% of gross revenues or a minimum per week as specified in each franchise agreement. Franchise royalties are recognized as revenues on an accrual basis. The Company may from time to time change the amount of the franchise royalty fees charged to its franchisees.

Pre-Opening Costs

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company adopted SOP 98-5 during the fourth quarter of fiscal 1998. During fiscal 1999 and 1998, the Company expensed $440,000 and $386,000 of pre-opening costs, respectively.

Stock-Based Compensation

      SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award at the date of grant. However, SFAS 123 allows for companies to continue to measure compensation costs as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for stock-based compensation plans under APB No. 25, but has provided the pro forma disclosures required by SFAS 123 in the Notes to these Consolidated Financial Statements.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2.    MERGERS AND ACQUISITIONS

      On July 15, 1999, the Company acquired La Salsa, Inc. ("La Salsa") pursuant to an Agreement and Plan of Merger. As a result of the acquisition, the stockholders of La Salsa received 3.0 million shares of SBRG common stock and convertible subordinated promissory notes ("Notes") valued at $3.9 million. On August 16, 1999, SBRG's shareholder's voted to convert the Notes into 1.5 million shares of the Company's common stock. Additionally, stockholders of La Salsa received warrants to purchase an aggregate of 500,000 shares of the Company's common stock at exercise prices ranging between $7.00-$7.50 per share, valued at $407,000. At the time of the acquisition, La Salsa owned 51 restaurants in California and Nevada and franchised 45 restaurants in 8 states, predominantly in the western United States, and Puerto Rico.

      The results of operations of La Salsa are included in the Company's consolidated statement of operations from the date following the acquisition, July 16, 1999. This acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets of the business acquired in the amount of $10.7 million are being amortized using a straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a final allocation. Although the purchase price allocation is preliminary, the Company is unaware of any significant changes to the present allocation.

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

      On September 1, 1998, the Company and Timber Lodge acquired 62 JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants from subsidiaries of CKE Restaurants, Inc. ("CKE") in two transactions. First, the Company acquired all of the outstanding shares of JB's Family Restaurants, Inc. ("JBFRI"), an indirect wholly-owned subsidiary of CKE, in exchange for 1,000,000 shares of the Company's common stock valued at $8.125 per share or $8.1 million. At the time of the acquisition, JBFRI owned and operated 48 JB's Restaurants and four Galaxy Diner restaurants, and the JB's Restaurant franchise system consisted of 29 JB's Restaurants. Then, Timber Lodge acquired all of the outstanding shares of JB Parent Corp. ("JBPC"), a wholly-owned subsidiary of CKE, in exchange for 687,890 shares of Timber Lodge common stock (which were subsequently converted into 656,453 shares of the Company's common stock valued at $5.10 per share or $3.3 million upon completion of the merger). At the time of the acquisition, JBPC owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants (which were transferred to JBPC from JBFRI prior to the acquisition). Since the acquisition, the Company has converted five of the restaurants acquired by Timber Lodge from JBPC into Timber Lodge Steakhouse restaurants and presently intends to convert one additional JB's Restaurant into a Timber Lodge Steakhouse and sell the remaining JB's Restaurants, and the related JB's Restaurants franchise system, and Galaxy Diner restaurants acquired from JBFRI (see Note 19).

      The results of operations for Timber Lodge, JBFRI and JBPC are included in the Company's accompanying consolidated statements of operations from the date of acquisition, September 1, 1998. These acquisitions have been accounted for as purchases and the resulting costs in excess of net assets acquired of $20.5 million are being amortized using a straight-line method, over a 40 year period. The final allocation of the purchase price to the fair value of tangible assets acquired and liabilities assumed has been completed.

      The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of La Salsa, Timber Lodge and JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants are summarized in the following table. For these purposes, the assets and liabilities of JBFRI and JBPC are presented on a consolidated basis as "JB's".

                                                            LA SALSA     TIMBER LODGE       JB'S           TOTAL
                                                            --------     ------------     --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Cash acquired, net of acquisition fees ...............      $    794       $     72       $    565       $  1,431
Tangible assets acquired at fair value, less cash ....        11,852         13,607         22,058         47,517
Costs in excess of net assets acquired ...............        10,705          9,791         10,668         31,164
Liabilities assumed at fair value ....................       (11,356)        (5,802)       (21,837)       (38,995)
                                                            --------       --------       --------       --------
  Total purchase price ...............................      $ 11,995       $ 17,668       $ 11,454       $ 41,117
                                                            ========       ========       ========       ========

      The following table presents selected unaudited pro forma results of operations for the periods ending December 31, 1999 and 1998 assuming the aforementioned acquisitions had occurred on January 1, 1998. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the acquisitions. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of future operating results.

                                              YEARS ENDED DECEMBER 31,
                                             --------------------------
                                               1999              1998
                                             --------          --------
                                               (DOLLARS IN THOUSANDS,
                                              EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)
Total revenues .........................     $131,386          $120,643
Net income (loss) ......................       (2,537)            1,239
Net income (loss) per share-basic ......        (0.13)             0.07
Net income (loss) per share-diluted ....        (0.13)             0.07

3.    NOTES RECEIVABLE

      Notes receivable consist of the following at December 31:

                                                     1999             1998
                                                   -------          -------
                                                     (DOLLARS IN THOUSANDS)
Notes receivable ............................      $ 2,286          $ 2,458
Less allowance for doubtful notes ...........         (551)            (487)
                                                   -------          -------
                                                     1,735            1,971
Less current portion of notes receivable ....         (700)            (239)
                                                   -------          -------
                                                   $ 1,035          $ 1,732
                                                   =======          =======

      The notes receivable balances at December 31, 1999 and 1998 include notes from franchisees related to the sale of Company-operated restaurant equipment. The notes bear interest ranging from 8.0% to 10.75%, mature in 2 to 14 years and are secured by an interest in the restaurant equipment sold.

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

      In addition to the monthly interest, Checkers paid $2.8 million in principal during fiscal 1999. The Company amortized $201,000 of the discount into income in fiscal 1999. The Checkers note receivable balance as of December 31, 1999 is $2.0 million.

      During the third quarter of fiscal 1999, the Company issued promissory notes to certain executives in the total amount of $153,000.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31:

                                                        ESTIMATED
                                                        USEFUL LIFE        1999           1998
                                                        -----------       -----          -----
                                                                 (DOLLARS IN THOUSANDS)
Land .............................................                     $  3,983       $  3,822
Buildings and improvements .......................      10-40 years       6,425          6,216
Equipment, furniture and fixtures ................       2-10 years      12,535          6,953
Leasehold improvements ...........................       7-20 years      20,327         12,676
                                                                       --------       --------
                                                                         43,270         29,667
Less accumulated depreciation and amortization ...                       (5,255)        (2,220)
                                                                       --------       --------
Property and equipment, net ......................                     $ 38,015       $ 27,447
                                                                       ========       ========

6.    INVESTMENTS IN AFFILIATED COMPANIES

      On December 31, 1998, the Company completed a share exchange (the "Share Exhange") with Fidelity National Financial, Inc. ("Fidelity") whereby Fidelity received 2,478,000 shares of the Company's common stock valued at $9.4 million as of December 31, 1998 in exchange for 2,408,874 or 8.2% of the outstanding shares of Rally's Hamburgers, Inc. ("Rally's") common stock and 274,900 shares of CKE common stock (less than 1.0% of the outstanding shares of CKE) held by Fidelity, which combined were also valued at $9.4 million as of December 31, 1998. On August 9, 1999, Rally's merged with Checkers, and pursuant to a simultaneous reverse stock split, the Company's shares of Rally's were converted into 399,471 or 4.3% of the outstanding shares of Checkers. The Company's investments in Checkers and CKE are accounted for under the equity method of accounting. Although the Company's investments represent less than 20% ownership interest in Checkers and CKE, management believes that the Company has the ability to exercise significant influence because of certain shared executive management and common board members.

      During the fourth quarter of 1999, the Company wrote-down its investment in CKE by $6.5 million to its fair value of approximately $1.6 million, upon its conclusion that the investment has experienced an other than temporary decline in value.

7.    OTHER CURRENT LIABILITIES

      Other current liabilities consist of the following at December 31:

                                                         1999        1998
                                                        ------      ------
                                                        (DOLLARS IN THOUSANDS)
Outstanding gift certificates ....................      $1,221         $1,148
Reserves for operating lease obligations .........       1,201            797
Liability insurance reserve ......................         530            685
Property taxes ...................................         574            561
State sales tax ..................................         910            542
Accrued rent .....................................         392            211
Deferred compensation ............................         190            187
Other accrued liabilities ........................         928            698
                                                        ------         ------
                                                        $5,946         $4,829
                                                        ======         ======

8.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following at December 31:

                                                       1999           1998
                                                      ------         ------
                                                      (DOLLARS IN THOUSANDS)
Deferred compensation .......................         $1,526         $1,750
Deferred rent ...............................          1,418          1,353
Reserve for operating lease obligations .....            948          1,002
Lease subsidy reserve .......................          1,220          1,126
Other .......................................            233             71
                                                      ------         ------
                                                      $5,345         $5,302
                                                      ======         ======

      The total of both the current and long-term portion of the deferred compensation liability of $1.7 million at December 31, 1999 represents the present value of payments to be made to six retired former executives of JB's. The payments continue until the participant's death upon which time the participants spouse receives payments equal to 50 percent of the original benefit until death. The deferred compensation plan is closed, and all eligible participants are currently receiving payments pursuant to the plan.

9.    LEASES

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

      Property under capital leases consists of the following at December 31:

                                              1999             1998
                                            -------          -------
                                             (DOLLARS IN THOUSANDS)
Building ..........................         $ 5,484          $ 5,527
Less accumulated amortization .....          (1,007)            (313)
                                            -------          -------
                                            $ 4,477          $ 5,214
                                            =======          =======

      Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

      Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of December 31, 1999 are as follows:

                                                             CAPITAL         OPERATING
                                                             -------         ---------
                                                              (DOLLARS IN THOUSANDS)
Fiscal Year:
    2000 ...........................................         $ 1,380          $ 8,731
    2001 ...........................................           1,277            8,302
    2002 ...........................................           1,079            7,294
    2003 ...........................................             967            6,214
    2004 ...........................................             854            5,591
Thereafter .........................................           1,757           28,267
                                                             -------          -------
          Total minimum lease payments .............           7,314           64,399
                                                                              =======
Less amount representing interest ..................          (1,646)
                                                             -------
Present value of  minimum lease payments ...........           5,668
Less current portion ...............................            (960)
                                                             -------
Capital lease obligations, less current portion ....         $ 4,708
                                                             =======

      Total minimum lease payments have not been reduced by minimum sublease rentals due in the future under certain operating subleases as follows:

                                             SUBLEASE INCOME
                                               (DOLLARS IN
                                                THOUSANDS)
                                             ---------------
                  Fiscal Year:
                      2000..............         $1,100
                      2001..............            872
                      2002..............            734
                      2003..............            575
                      2004..............            505
                  Thereafter............          1,893
                                                 ------
                                                 $5,679
                                                 ======

      Aggregate rent expense under noncancelable operating leases during fiscal 1999, 1998 and 1997 is as follows:

                                 1999          1998          1997
                               -------       -------       -------
                                     (DOLLARS IN THOUSANDS)
Minimum rentals .........      $ 7,281       $ 1,832       $   384
Contingent rentals ......          575            63            --
Less sublease rentals ...         (574)         (401)         (383)
                               -------       -------       -------
                               $ 7,282       $ 1,494       $     1
                               =======       =======       =======

10.     LONG-TERM DEBT

   Long-term debt consists of the following at December 31:

                                                                                1999          1998
                                                                              -------       -------
                                                                              (DOLLARS IN THOUSANDS)
Term note payable, quarterly principal payments of $300,000 through
  September 30, 2003, interest based
  on LIBOR plus 4.0% (9.625% at December 31, 1999) .....................      $ 4,800           $--
Secured note payable, principal payments in specified
  monthly amounts through 2012, interest at 7.5% .......................          436           461
Secured note payable, principal payments in specified
  monthly amounts through 2004, interest at 10.75% .....................          142           168
Revolving note payable, due September 30, 2003,
  interest based on LIBOR plus 3.75% (9.8125% at
  December 31, 1999) ...................................................          904            --
                                                                              -------       -------
                                                                                6,282           629
Less current installment of long-term debt .............................       (1,252)          (44)
                                                                              -------       -------
                                                                              $ 5,030       $   585
                                                                              =======       =======

      Secured notes payable are collateralized by certain restaurant property deeds of trust with a net book value of $1.3 million at December 31, 1999.

      In conjunction with the acquisition of La Salsa (see Note 2), the Company assumed La Salsa's obligations associated with a $10.0 million credit agreement. Both the term and revolving note payable are part of the credit agreement and are secured by all property owned by La Salsa, including all tangible and intangible assets.

      Long-term debt matures in fiscal years ending after December 31, 1999 as follows:

FISCAL YEAR                             (DOLLARS IN THOUSANDS)
-----------                             ----------------------
      2000 .............................      $1,252
      2001 .............................       1,253
      2002 .............................       1,258
      2003 .............................       2,163
      2004 .............................          52
Thereafter .............................         304
                                              ------
                                              $6,282
                                              ======

11.   SEGMENT AND RELATED INFORMATION

      As of December 31, 1999, the Company has three reportable segments:
Family-Dining, Steakhouse and Quick-Serve Mexican.

      The Family-Dining segment includes the Company's JB's and Galaxy Diner restaurants which serve breakfast, lunch and dinner. The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick-Serve Mexican segment is comprised of Green Burrito and La Salsa restaurants which are positioned in the "fast food" segment of the restaurant industry.

      The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents and short-term investments for all years presented. In 1999 and 1998, total assets in the corporate column also include investments in affiliated companies and deferred income taxes. In addition, the corporate assets include related party notes receivable for fiscal 1999.

                                         FAMILY                 QUICK SERVE
         1999(2)                         DINING    STEAKHOUSE     MEXICAN     CORPORATE       TOTAL
         -------                        -------    ----------   -----------   ---------     --------
                                                          (DOLLARS IN THOUSANDS)
Revenues ..........................     $54,671      $39,013      $20,718      $    --      $114,402
Interest revenue ..................         167           53           44          809        1,073
Interest expense ..................        (431)         (46)        (227)          --         (704)
Depreciation and amortization .....       1,930        1,922        1,118           --        4,970
Pre-opening expense ...............          --          437            3           --          440
Segment profit (loss) before tax ..       1,324        1,299          880       (6,969)      (3,466)
Total assets ......................     $30,666      $29,186      $24,690      $ 7,464      $92,006

         1998(1)
         -------
Revenues ..........................     $18,386      $12,157      $ 5,010      $    --      $35,553
Interest revenue ..................          45           12           --          261          318
Interest expense ..................        (194)         (10)          --           --         (204)
Depreciation and amortization .....         532          525          221           --        1,278
Pre-opening expense ...............          --          386           --           --          386
Segment profit before tax .........         247          187          730          261        1,425
Total assets ......................     $34,091      $24,760      $ 2,004      $14,975      $75,830

         1997
         ----
Revenues ..........................     $    --      $    --      $ 5,152      $    --      $ 5,152
Interest revenue ..................          --           --           --          143          143
Depreciation and amortization .....          --           --          297           --          297
Segment profit before tax .........          --           --          713          143          856

(1) The family-dining and steakhouse segments include the results of operations for JB's and Timber Lodge from and after September 1, 1998.

(2) The quick-service Mexican segment includes the results of operations for La Salsa from and after July 16, 1999.

12.   INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                               1999       1998     1997
                                             -------      ----     ----
                                               (DOLLARS IN THOUSANDS)
                                             -------      ----     ----
Current:
   Federal .............................     $    13      $  2     $ --
   State ...............................          35        21        2
                                             -------      ----     ----
                                                  48        23        2
                                             -------      ----     ----
Deferred:
   Federal .............................        (708)        2       --
   State ...............................        (304)       24       --
                                             -------      ----     ----
                                              (1,012)       26       --
                                             -------      ----     ----
      Income tax expense (benefit) .....     $  (964)     $ 49     $  2
                                             =======      ====     ====

      A reconciliation of income tax expense (benefit) at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                                 1999         1998         1997
                                                               -------      -------      -------
                                                                     (DOLLARS IN THOUSANDS)
Income taxes at statutory rate (34%) .....................     $(1,178)     $   485      $   290
State income taxes, net of federal income tax benefit ....         100           94            2
Federal credits ..........................................        (370)          --           --
Increase (decrease) in valuation allowance ...............         439         (580)        (290)
Permanent book/tax differences ...........................         215           50           --
Other ....................................................        (170)          --           --
                                                               -------      -------      -------
Income tax expense (benefit) .............................     $  (964)     $    49      $     2
                                                               =======      =======      =======

      Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities at December 31, as follows:

                                                    1999          1998
                                                  --------      --------
                                                  (DOLLARS IN THOUSANDS)
Deferred tax assets:
      Net operating loss carryforwards ......     $  7,921      $  4,334
      Other reserves ........................        3,321         2,094
      Investment differences ................        2,821            --
      Depreciation ..........................           --           488
      Deferred rent .........................          306           338
      Capital leases ........................          478           235
      Other .................................          114            13
                                                  --------      --------
                                                    14,961         7,502
      Alternative minimum tax credits .......          121           110
      General business tax credits ..........        1,063           556
      Less valuation allowance ..............      (13,173)       (7,016)
                                                  --------      --------
Total deferred tax assets ...................        2,972         1,152
                                                  --------      --------
Deferred tax liabilities:
      Depreciation ..........................         (683)           --
      State taxes ...........................         (434)         (336)
                                                  --------      --------
Total deferred tax liabilities ..............       (1,117)         (336)
                                                  --------      --------
      Net deferred tax assets ...............     $  1,855      $    816
                                                  ========      ========

      At December 31, 1999 and 1998, the Company had net operating loss carryforwards for federal tax purposes of approximately $22.8 million and $11.5 million respectively, which expire in the years 2007 through 2018. At December 31, 1999 and 1998, the Company had net operating loss carryforwards for state tax purposes of approximately $9.6 million and $4.3 million respectively, which expire in the years 2000 through 2003. Utilization of the carryforwards will be limited by IRC Section 382 to specific amounts each year. These net operating loss carryforwards resulted in a deferred tax asset of approximately $7.9 million as of December 31, 1999. However, SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against tax assets, unless management believes it is more likely than not that the Company will realize the benefits. Due to the uncertain nature of the ultimate realization of the deferred tax assets based upon the Company's past operating performance,
Section 382 limits and expiration dates of the loss carryforwards, the Company established a valuation allowance against these carryforward benefits. The benefits would be recognized only as reassessment demonstrates they are realizable, which is entirely dependent upon future earnings in specific tax jurisdictions.

      At December 31, 1999, the Company had federal general business tax credit carryovers of approximately $1.1 million which expire in the years 2005 through 2013. A valuation allowance has been established at December 31, 1999 against these credit carryovers. The Company also had federal and state alternative minimum tax credit carryovers of $121,000 at December 31, 1999, which have no expiration date.

13.   ISSUANCE OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

      In May 1995, the Company authorized the issuance of three common stock purchase warrants to acquire a total of 3,000,000 shares of Company common stock. These three warrants were granted at an exercise price that exceeded the closing market price of the Company's common stock on the grant date.

      In May 1995, as partial consideration for legal services rendered in connection with the negotiation of the settlement and development agreement with CKE, the Company agreed to issue a common stock purchase warrant to the law firm representing the Company. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share, exercisable after May 1, 1996 and expiring on April 30, 2005. This warrant was subsequently purchased by Fidelity, a related party as discussed in Note 15, in 1997 for $100,000 cash.

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

      On July 22, 1997, Fidelity purchased 1,000,000 shares of the Company's common stock from the former Chief Executive Officer and principal stockholder ("Former Controlling Shareholder"), for a purchase price of $5.0 million cash. Fidelity also purchased Common Stock Purchase Warrants ("Warrants") from the Former Controlling Shareholder pursuant to which Fidelity has the right to acquire 2,500,000 shares of the Company's Common Stock, of which 1,500,000 were immediately exercisable at $5.00 per share (the "$5.00 Warrants") and 1,000,000 were immediately exercisable at $7.00 per share (the "$7.00 Warrants"). The $5.00 Warrants were purchased for $600,000 cash and expire November 23, 2002; the $7.00 Warrants were purchased for $100,000 cash and expire May 1, 2005. Simultaneously with the closing of the transaction, Fidelity transferred 30,000 Warrants with an exercise price of $5.00 to its investment advisor. On September 1, 1998, Fidelity exercised 1,000,000 of the $5.00 Warrants which resulted in net proceeds to the Company of $5.0 million.

      On July 15, 1999, the Company acquired La Salsa (see Note 2). As part of the consideration, Fidelity cancelled 250,000 of its $7.00 warrants and 250,000 of its $7.50 warrants and the Company issued a like number of $7.00 and $7.50 warrants to the shareholders of La Salsa.

      Warrant transactions for 1999, 1998 and 1997 described above are as follows:

                                        1999                      1998                         1997
                             --------------------------  ---------------------------  ---------------------------
                                       WEIGHTED AVERAGE             WEIGHTED AVERAGE            WEIGHTED AVERAGE
                               SHARES   EXERCISE PRICE     SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                             --------- ----------------  ---------  ----------------  --------- ----------------
Warrants outstanding
  January 1, ............    3,000,000      $ 6.50       4,000,000      $ 6.12        4,000,000      $   6.12
Issued ..................      500,000        7.25
Canceled ................     (500,000)       7.25              --          --               --            --
Exercised ...............           --          --       1,000,000        5.00               --            --
                             ---------                   ---------                    ---------
Warrants outstanding
  December 31, ..........    3,000,000      $ 6.50       3,000,000      $ 6.50        4,000,000      $   6.12
                             =========                   =========                    =========

      In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These shares were owned by certain executives and shareholders prior to the initial public offering and the underwriters requested that these shares be placed into escrow until certain earnings goals were achieved. The respective shareholders have retained full voting rights and full dividend rights to the shares. These restricted shares continue to be included in shares outstanding but have been excluded when calculating basic earnings per share. As of December 31, 1999 and 1998, 120,000 and 178,571 shares, respectively, were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1998. The Company is currently evaluating whether to extend or terminate the escrow agreement.

14.   STOCK-BASED COMPENSATION PLANS

      The Company has certain stock option plans and from time-to-time grants other nonstatutory options. Options are granted to eligible employees and directors, officers and consultants who are actively involved in the operations or development of the business of the Company. Generally, the exercise price of options granted approximates the fair market value of the Company's common stock on the date of grant. Currently, outstanding options become exercisable either immediately or over a period of up to three years and expire five-to-ten years after the grant date. The following provides additional information on these plans and other options:

1998 Stock Option Plan

      In 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). Awards granted under the Plan are either incentive stock options or non-qualified stock options, with vesting and pricing provisions determined by the Board of Directors or a committee comprised of at least two outside directors of the Company. Under the Plan, incentive options may be granted to officers and other key employees of the Company (including directors if they are also employees of the Company) and non-qualified options may be granted to officers and other key employees of the Company, any member of the Board of Directors or consultants. Options normally have a term of 10 years from the date of grant and become exercisable over a three year period following the grant date and are priced at the fair market value of the shares on the date of grant. In August 1999, the Plan was amended to increase the number of shares available for issuance under the Plan to 2,000,000. As of December 31, 1999, there were 1,452,500 stock options outstanding with exercise prices ranging from $1.88 to $4.88 and 547,500 options remain available to be granted.

      In connection with the acquisition of Timber Lodge on September 1, 1998, the Company assumed all options outstanding under an existing Timber Lodge stock option plan. Options under this plan become exercisable over a thirty-month period and remain outstanding for a period of ten years following the date of grant. As of December 31, 1999, there were 175,120 stock options outstanding with exercise prices ranging from $2.75 to $6.78. No further shares may be granted under this plan.

Incentive Stock Option Plan

      In 1990, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("ISOP"). Under the ISOP, all key employees, including officers and directors (who are also employees) of the Company are eligible to receive options. To be eligible to receive options under the ISOP, an employee must have been a full-time employee in good standing with the Company for one year. The total number of options authorized under the plan is 100,000. As of December 31, 1999, the Company has 100,000 options available for future grant under the plan.

Non-Qualified Stock Option Plan

      In October 1989, the Company adopted a non-qualified stock option plan for directors who are not full-time employees of the Company and individuals who act as consultants to the Company or who are actively involved in the operations or development of the business of the Company. The plan provides for the issuance of a maximum of 125,000 shares of the Company's common stock per individual grant at the market price thereof on the date of grant. Each option lapses, if not previously exercised or extended, on the tenth anniversary of the date of grant or 90 days after the optionee has terminated continuous activity with the Company. In September 1998, the plan was amended to increase the number of shares available for issuance under the plan to 975,000. As of December 31, 1999, there were 932,624 stock options outstanding with exercise prices ranging from $3.00 to $6.25 and 42,376 options remain available for grant under this plan.

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

Combined transactions for 1999, 1998 and 1997 for the plans and other options described above are as follows:


                                          1999                         1998                          1997
                             ----------------------------- ------------------------------- ------------------------------
                                         WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                               SHARES     EXERCISE PRICE     SHARES       EXERCISE PRICE     SHARES       EXERCISE PRICE
                             ---------- ------------------ ----------  ------------------- ----------  -----------------
Options outstanding
  January 1, ............     2,161,562     $   4.93          998,012       $   7.39        634,083         $   5.66
Options assumed in Timber
 Lodge acquisition ......            --           --          261,807           3.79             --               --
Granted .................       880,500         2.84        2,002,500           5.56        495,000             8.80
Canceled ................       (64,818)        2.39       (1,038,972)          8.29             --               --
Exercised ...............            --           --          (61,785)          3.41       (131,071)            4.34
                              ---------                    ----------                      --------
Options outstanding
  December 31, ..........     2,977,244     $   4.37        2,161,562       $   4.93        998,012         $   7.39
                              =========                    ==========                      ========

      The following information applies to options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING
                    ------------------------------------------------------
                                     WEIGHTED AVERAGE                                OPTIONS EXERCISABLE
                                         REMAINING                          ------------------------------------
                        NUMBER       CONTRACTUAL LIFE    WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
                      OUTSTANDING         (YEARS)         EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
                    -------------- ------------------- -------------------  ----------------- -----------------
Range of exercise
prices
$1.88 - $2.94....       867,334             9.2               $ 2.76             648,668             $2.90
$2.95 - $4.72....       198,428             5.5                 3.68             158,428              3.51
$4.73 - $4.88....     1,597,500             8.0                 4.88           1,597,500              4.88
$4.89 - $7.00....       313,982             4.2                 6.67             313,982              6.67
                      ---------                                                ---------
                      2,977,244                               $ 4.37           2,718,578             $4.53
                      =========                                                =========

      For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1999, 1998 and 1997: annual dividends consistent with the Company's current dividend policy, which resulted in no payments in fiscal 1999, 1998 or 1997; expected volatility of 60% in fiscal 1999, 60% in fiscal 1998 and 70% in fiscal 1997; risk-free interest rates of 5.0% in fiscal 1999, 4.5% in fiscal 1998, and 5.5% in fiscal 1997; and an expected life of 3 years in fiscal 1999 and 1998, and 2 years for fiscal 1997. The weighted average fair value of each option granted during fiscal 1999, 1998 and 1997 was $1.24, $2.52 and $3.22, respectively. Had compensation expense been recognized for fiscal 1999, 1998 and 1997 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded a net loss and loss per share of $3.8 million, or $0.22 per basic and diluted share in fiscal 1999, a net loss and loss per share of $4.4 million, or $0.52 per basic share and $0.48 per diluted share in fiscal 1998 and net income and earnings per share of $217,000, or $0.03 per basic and diluted share in fiscal 1997. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three-year vesting period, the foregoing pro forma reductions in the Company's net income (loss) are not representative of anticipated amounts in future years.

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

15.   RELATED PARTY TRANSACTIONS

      During the years ended December 31, 1999, 1998 and 1997, the Company was involved in transactions with related parties as follows:

CKE Restaurants, Inc.

      The Company and CKE share certain officers and directors. In September 1998, the Company purchased JBFRI and JBPC from CKE (see Note 2) in exchange for approximately 1.7 million shares or 10.9% of the Company's then outstanding common stock at December 31, 1998. On December 31, 1998, the Company acquired 274,900 shares or less than 1% of CKE's common stock from Fidelity (see Note 6).

      In conjunction with the acquisitions of Timber Lodge and JB's (see Note
2), the Company entered into an agreement with CKE to receive certain general and administrative support. As of December 31, 1999 and 1998, the Company has accrued $500,000 and $106,000 and paid $543,000 and $0, respectively, for such services provided during fiscal 1999 and 1998, respectively. Such amounts represent the cost to CKE of providing such services.

      During May 1995, the Company reached an agreement with CKE pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. In November 1998, the Company and CKE modified the agreement as follows: CKE will convert 45 restaurants in both 1999 and 2000, 40 in 2001 and 36 in 2002 for a total of 328 Carl's Jr./Green Burrito dual brand restaurants at the expiration of the agreement on December 31, 2002. Additionally, the amended agreement expands the units available to satisfy CKE's development obligations by removing limitations on the number of franchised Carl's Jr. restaurants which can be converted and by including Hardee's restaurants and Hardee's franchisees. Currently, the Company and CKE are negotiating further amendments to the Carl's Jr./Green Burrito development schedule and underlying franchise agreements. While the amendments have not been finalized, the Company expects to reach an agreement during its first quarter of fiscal 2000. The agreement may include, among other things, a reduction to the franchise and royalty fees paid to the Company by CKE, a reduction to the number of future Carl's Jr./Green Burrito conversions and the elimination of certain services currently provided by the Company.

      The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 1999, there were 210 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon, Nevada, Oklahoma, Kansas and Mexico. For the fiscal years ended December 31, 1999, 1998 and 1997, the Company recognized franchise revenues generated from CKE dual-concept franchise stores of approximately $837,000, $990,000 and $942,000, respectively. The Company had receivable balances at December 31, 1999 and 1998 of $123,000 and $89,000, respectively related to royalty and franchise fee payments due from CKE.

      The Company leases approximately 650 square feet of office space from CKE on a month to month basis at the rate of approximately $2,500 per month.

Fidelity National Financial, Inc.

      The Company and Fidelity share certain officers and directors. In 1997, Fidelity acquired 1,000,000 shares of the Company's common stock and 3,470,000 warrants to acquire the Company's common stock (see Note 13). In September 1998, Fidelity exercised 1,000,000 of its $5.00 Warrants resulting in net proceeds to the Company of $5,000,000. In December 1998, the Company and Fidelity completed a Share Exchange (see Note 6). In conjunction with the La Salsa acquisition on July 15, 1999, 500,000 of SBRG warrants held by Fidelity were cancelled. As result of these transactions, Fidelity owns approximately 4.7 million shares or 25% of the Company's common stock at December 31, 1999 and holds warrants to acquire an additional 1,970,000 shares of the Company's common stock.

Checkers Drive-In Restaurants, Inc.

      The Company and Checkers share certain officers and directors. The Company presently owns 399,471 shares or 4.3% of Checkers common stock (see Note 6).

Payments to Director for Professional Services

      A director of the Company provided legal services to the Company valued at $55,261 during 1997.

16.   COMMITMENTS AND CONTINGENCIES

      In connection with the sale of restaurants, the Company assigned the related leases to the respective purchasers. The Company remains liable pursuant to the original lease agreements under the respective leases in the event of a default by the purchasers. Following is a summary of the Company's commitment pursuant to these leases.

                                            RENTAL
                                           PAYMENTS
                                      ---------------------
                 Fiscal Year:         (Dollars in thousands)
                 2000...............         $1,385
                 2001...............          1,198
                 2002...............            981
                 2003                           579
                 2004...............            506
                 Thereafter.........            481
                                             ------
                                             $5,130
                                             ======

      On December 11, 1998, Jack and Terry Brown and Green Burrito #22, Alhambra, a California limited partnership, filed an action entitled Brown, et al. v. Santa Barbara Restaurant Group, et al., in Superior Court of the State of California for the County of Orange and on March 5, 1999 filed a first amended complaint alleging causes of action for unfair competition, unfair trade practices, intentional misrepresentation, negligent misrepresentation, concealment and suppression, breach of fiduciary duty arising from agency, accounting, breach of covenant of good faith and fair dealing and common law unfair competition. It is difficult to quantify plaintiffs' alleged damages. Volume incentives paid to the Company which could be attributed to plaintiffs' purchases of food products are less than $50,000. Plaintiffs, however, have made additional claims for damages which at this time the Company is unable to quantify. Plaintiffs also seek to act on behalf of other franchisees and on behalf of the public. Plaintiffs also claim damages to the value of their franchises. Although discovery has been completed, the Company recently entered into settlement discussions with the plaintiffs. The Company hopes to work out a settlement which would be in the best interests of both parties and would resolve even those unasserted claims threatened by other franchisees. In the event the case is not settled, the Company intends to vigorously defend against the claims.

      On October 5, 1999, La Salsa Franchise, Inc. served a demand for arbitration, pursuant to the commercial arbitration rules of the American Arbitration Association, on DeNata, Inc., Neil Breton and Paul Marsh (collectively, "DeNata, Inc."), a La Salsa franchisee with eight restaurants in the state of Utah. La Salsa Franchise, Inc. filed the demand because DeNata, Inc. ceased performing and materially breached its Franchise Agreements, including the duty to pay royalties and advertising fees and to report its sales from which payments are calculated. DeNata, Inc. also breached its Area Development Agreement by failing to open an additional restaurant as provided in the agreement. DeNata, Inc. had previously asserted that it is not required to perform under its Franchise Agreements and is entitled to rescission of all eight agreements upon various grounds. In response to the demand for arbitration, on November 2, 1999 DeNata, Inc. sent a letter to the arbitration case administrator with a copy of a complaint that DeNata, Inc. filed in United States District Court, District of Utah, Central Division, on the same date, against La Salsa Franchisee, Inc., La Salsa, Inc. and other defendants. The complaint alleges numerous "counts," including price fixing in violation of the federal and Utah antitrust laws, tortious interference with economic relations, violations of the Utah Business Opportunity Act, relief from arbitration agreements, common law fraud as to all franchise and area development agreements, and breaches of contracts between the parties. The complaint seeks termination of all agreements between the parties and seeks various types of damages, including treble damages, in unspecified amounts that exceed $100,000 as well as attorneys fees and costs. In response to a motion brought by La Salsa, the court has stayed DeNata's lawsuit and directed the parties to resolve the dispute through arbitration in accordance with the arbitration provisions contained in the Franchise Agreements. The arbitration proceeding has not yet commenced. The Company intends to vigorously defend the case, and proceed with the arbitration, contending the claims lack merit.

      The Company does not believe that the ultimate resolution of the matters described above will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of either of these actions be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and liquidity. In addition, the costs of defending such actions may be material, regardless of the outcome.

      The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees and franchisees from time to time. Although litigation is inherently unpredictable, the Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations. The Company notes that an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's financial condition and results of operations.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents information on the Company's financial instruments:

                                                            1999                    1998
                                                    --------------------    -------------------
                                                    Carrying  Estimated     Carrying   Estimated
                                                     Amount   Fair Value     Amount    Fair Value
                                                    --------  ----------    --------   ----------
                                                             (Dollars in thousands)
Financial assets:
  Cash and cash equivalents ...................      $3,371      $3,371      $7,043      $7,043
  Short-term investments ......................       1,065       1,065          --          --
  Accounts receivable, net ....................       1,794       1,794         874         874
  Accounts payable and accrued expense ........       7,125       7,125       5,151       5,151
  Investments in affiliated companies .........       2,637       2,522       9,447       9,447
  Notes receivable and related party notes
    receivable ................................       3,841       4,031       1,971       1,971
Financial liabilities:
  Long-term debt, including current
    installments ..............................      $6,282      $6,216      $  629      $  629

      The fair value of cash and cash equivalents, short-term investments, accounts receivable, net, and accounts payable and accrued expenses approximates their carrying amount due to their short maturity. The fair value of the Company's investments in affiliated companies is based on quoted market prices. The estimated fair value of the Company's notes receivable, related party notes receivable and long-term debt is based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair values estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents summarized unaudited quarterly results:

                                                                QUARTER
                                          --------------------------------------------------
                                             1ST           2ND           3RD           4TH
                                          --------      --------      --------      --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
Total revenues .....................      $ 30,738      $ 22,307      $ 31,025      $ 30,332
Operating income(loss) .............           660           792         1,066        (6,338)(1)
Net income(loss) ...................           467           751           777        (4,497)(1)
Net income (loss) per share
  -basic ...........................      $   0.03      $   0.05      $   0.04      $  (0.23)
                                          ========      ========      ========      ========
Net income (loss) per share
  -diluted .........................      $   0.03      $   0.05      $   0.04      $  (0.23)
                                          ========      ========      ========      ========
FISCAL 1998
Total revenues .....................      $  1,237      $  1,294      $ 10,698      $ 22,324
Operating income ...................           167           215           445           368
Net income .........................           253           281           473           369
Net income per share -- basic ......      $   0.04      $   0.04      $   0.05      $   0.03
                                          ========      ========      ========      ========
Net income per share -- diluted ....      $   0.03      $   0.04      $   0.05      $   0.03
                                          ========      ========      ========      ========

(1) During the fourth quarter of 1999, the Company wrote-down its investment in CKE by $6.5 million to its fair value of approximately $1.6 million, upon its conclusion that the investment has experienced an other than temporary decline.

19.   SUBSEQUENT EVENT

      On March 14, 2000, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") to sell its JB's Family Restaurants, Inc. subsidiary, the owner and operator of JB's and Galaxy Diner restaurants and franchisor of JB's restaurants. The transaction is expected to close by the end of the second quarter of fiscal 2000. The Company is retaining assets relating to one Company-operated JB's restaurant located in Glendale, Arizona which is scheduled to be converted to a Timber Lodge Steakhouse. Additionally, the Company is retaining certain liabilities related to the JB's subsidiary.

      The sale price is expected to be less than the carrying value of JB's as of the date of the closing, and as such the transaction, if consummated, may result in a loss. The Company has entered into the Agreement because it wants to focus its business on its steakhouse segment and quick-service Mexican segment, which has grown due to the current year acquisition of La Salsa. If JB's is not sold pursuant to the Agreement, the net assets of JB's would be recoverable from operations based upon current cash forecasts. Additionally, the family dining segment has not been considered a discontinued operation at this time because certain conditions to close, as delineated in the Agreement, have yet to occur.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS                            BALANCE
                                                 BALANCE AT   CHARGED TO                            ACQUIRED     BALANCE
                                                  BEGINNING    COSTS AND    AMOUNTS                 THROUGH       AT END
         DESCRIPTION                              OF PERIOD    EXPENSES   WRITTEN-OFF    OTHER    ACQUISITIONS  OF PERIOD
                                                  ---------    --------   -----------   -------   ------------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Year ended December 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts
       and notes ............................      $   612      $   109       $ --      $    76      $    92      $   889
                                                   =======      =======       ====      =======      =======      =======
    Allowance for deferred tax assets .......      $ 7,016      $   438       $ --      $    --      $ 5,719      $13,173
                                                   =======      =======       ====      =======      =======      =======
Year ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts
       and notes ............................      $   164      $    --       $ --      $    --      $   448      $   612
                                                   =======      =======       ====      =======      =======      =======
    Allowance for deferred tax assets .......      $ 4,735      $  (580)      $ --      $    --      $ 2,861      $ 7,016
                                                   =======      =======       ====      =======      =======      =======
Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      and notes .............................      $   163      $     1       $ --      $    --      $    --      $   164
                                                   =======      =======       ====      =======      =======      =======
    Allowance for deferred tax assets .......      $ 5,213      $  (478)      $ --      $    --      $    --      $ 4,735
                                                   =======      =======       ====      =======      =======      =======

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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

  2.8       Conformed Copy of Agreement and Plan of Merger dated as of June 8,
            1999 filed as Exhibit 2.1 of the Registrants Report on Form 8-K dated July 28, 1999, and incorporated by reference.

  2.9 Conformed Copy of Amendment No. One to Agreement and Plan of Merger dated as of July 15, 1999 (Filed with this report).

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

  10.13 Stock Option Agreement between the Registrant and George J. Kubat dated October 3, 1996; filed with the

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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

  27        Financial Data Schedule (included with electronic filing only).