Form 10-K/A
period 1999-12-30
SANTA BARBARA RESTAURANT GROUP INC
filed 2000-04-28
CIK 863483

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

              For the transition period from               to

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                              DELAWARE                                                          33-0403086
   (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

                   360 S. HOPE STREET, SUITE 300
                     SANTA BARBARA, CALIFORNIA                                                     93105
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

                                 Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 26, 2000 was approximately $10.5 million based upon the closing price of the common stock, as reported on the NASDAQ Small Cap Market.

    The number of shares of the common stock of the registrant outstanding on April 26, 2000 was 18,554,387.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

    The following sets forth certain information for each director of the Company as of December 30, 1999.

                                   DIRECTOR
  NAME OF DIRECTOR          AGE     SINCE        POSITION WITH THE COMPANY
  ----------------          ---     -----        -------------------------
William P. Foley, II         55      1997     Chairman and Director
Andrew F. Puzder             49      1997     Chief Executive Officer and Director
Frank P. Willey              46      1997     Director
C. Thomas Thompson           50      1998     Director
Dermot F. Rowland            62      1998     Director
Charles Rolles               65      1999     Director
Burt Sugarman                61      1999     Director

     William P. Foley, II became Chairman of the Board and a Director of the Company in July 1997. Mr. Foley is also Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., a company engaged in title insurance and related services. Mr. Foley is also the Chairman of the Board of CKE Restaurants, Inc., a company engaged in the quick service restaurant business. He is also Chairman of the Board of Checkers Drive-In Restaurants, Inc. and a member of the Boards of Directors of American National Financial, Inc., Micro General Corporation, Fresh Foods, Inc., and Miravant Medical Technologies, Inc.

     Andrew F. Puzder became a Director of the Company in July 1997 and was appointed Chief Executive Officer in August 1997. Mr. Puzder also serves as an Executive Vice President, General Counsel, and Secretary for CKE Restaurants, Inc. Mr. Puzder is also Executive Vice President, Legal for Fidelity National Financial, Inc. Mr. Puzder has been with Fidelity National Financial, Inc. since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is also a Director for Aspeon, Inc., Checkers Drive-In Restaurants, Inc. and Fresh Foods, Inc.

     Frank P. Willey became a Director of the Company in July 1997. He is also the Vice Chairman of Fidelity National Financial, Inc. and has been a director since February 1984. He was the President of Fidelity National Financial, Inc. from January 1995 through March 2000, General Counsel of Fidelity National Financial, Inc. from 1984 to January 1995. Mr. Willey also serves on the Boards of Directors of CKE Restaurants, Inc., Southern Pacific Funding Corporation, and Ugly Duckling Holdings, Inc.

     C. Thomas Thompson became a Director of the Company in 1998. Mr. Thompson is also the Chief Executive Officer, President and Chief Operating Officer of CKE Restaurants, Inc. Mr. Thompson has been a Carl's Jr. franchisee since 1984, and currently operates 17 Carl's Jr. restaurants in the San Francisco Bay Area. Mr. Thompson also serves as a member of the Board of Directors of Checkers Drive-In Restaurants, Inc. Mr. Thompson has more than 20 years of experience in the restaurant industry.

     Dermot F. Rowland became a Director of the Company in 1998. Mr. Rowland was the founder of Timber Lodge Steakhouse, Inc. (acquired by the Company on September 1, 1998) and has served as Chairman of the Board, Chief Executive Officer, Secretary and as a Director of Timber Lodge since 1989. Prior to establishing Timber Lodge, Mr. Rowland was involved in the formation and management of Homestyle Buffet, Inc., which subsequently changed its name to Staceys Buffet Inc. ("Staceys"). Staceys, based in Largo, Florida, develops and operates buffet restaurants. He co-founded Staceys in 1986 and served as its President and Chief Executive Officer from 1986 to 1987. In 1987, he became its Chairman of the Board and continued as a consultant and Director until 1991.

     Burt Sugarman became a Director of the Company in 1999. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT GROUP, Ltd. for the past five years and served as the Chief Executive Officer of Rally's Hamburgers, Inc. from 1990 and as the Chairman of the Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's Hamburgers, Inc. in November 1994 and resigned such office in October 1997. Mr. Sugarman is a Director of GIANT Group, Ltd. and Checkers Drive-In Restaurants, Inc.

     Charles Rolles became a Director of the Company in 1999. Mr. Rolles has been engaged in the business of real estate development for the past 30 years. In addition, Mr. Rolles was the founder of the 50 unit Chuck's Steakhouse chain. Mr. Rolles also served as a director of Liberty Bank from 1978 to 1990.

Executive Officers

     Theodore Abajian, 36 was appointed Executive Vice President, Chief Financial Officer in May 1998. In addition, since January 1, 2000 Mr. Abajian holds the position of Senior Vice President and Chief Financial Officer for Checkers Drive-In Restaurants, Inc. Prior to joining Santa Barbara Restaurant Group, Inc. Mr. Abajian served as the Chief Financial Officer of Star Buffet, Inc, since its formation in July 1997. Mr. Abajian also served as a director of Stacey's Buffet, Inc. from October 31, 1997, to February 4, 1998. Mr. Abajian has been the Vice President and Controller of Summit Family Restaurants Inc. since 1994. From 1983 to 1994, he held several positions with Family Restaurants, Inc., including Director of Financial Analysis, Planning and Reporting for the family restaurant division, which included approximately 350 Carrows and Coco's restaurants.

     Peter Bedzyk, 49 has served as Executive Vice President of Operations of the Company's subsidiary Timber Lodge Steakhouse, Inc. since September 1, 1998, the date Timber Lodge was acquired by Santa Barbara Restaurant Group. Prior to the merger, Mr. Bedzyk was President and Chief Operating Officer of Timber Lodge from February 1997 and a director since May 1996. From June 1995 to February 1997 he served as Executive Vice President of Operations and from 1991 to June 1995 Mr. Bedzyk was operations manager for Timber Lodge.

    Nicholas J. Caddeo, 53 has been an Executive Vice President and Chief Operating Officer of the Company's subsidiary Green Burrito, Inc. since August 1992. Prior to joining the Company, he was employed for more than 20 years by Foodmaker, Inc., the corporate operator of Jack-in-the-Box restaurants, serving as a Regional Manager for the Los Angeles area from January 1985 to July 1992.

    Kevin Osborn, 44 was appointed President and Chief Executive Officer of both the Company's La Salsa and Green Burrito subsidiaries in July 1999. From August 1982 to July 1999, Mr. Osborn was employed by Taco Bueno in Carollton, Texas, spending 11 years as Regional Vice President of Operations.

     Annette Della Flora, 38 was appointed Senior Vice President of Marketing of the Company in September 1999. In addition, Ms. Della Flora holds the position of Senior Vice President of Marketing of Checkers Drive-In Restaurants, Inc. From December 1998 to September 1999, she was Vice President of Marketing for Del Taco, Inc. in Laguna Hills, California. Ms. Della Flora worked for HomeBase/Home Improvement Warehouse in Anaheim, California from June 1994 to November 1998 in various marketing and advertising positions.

     Andrew D. Simons, 39 was appointed Senior Vice President, General Counsel and Secretary of the Company in July 1999. In addition, Mr. Simons holds the position of Senior Vice President, General Counsel and Secretary of Checkers Drive-In Restaurants, Inc. From April 1996 to June 1999 Mr. Simons served as Vice President, General Counsel and Secretary of Circon Corporation. From July 1992 through April 1996 Mr. Simons worked for Tokos Medical Corporation in various capacities including Vice President, General Counsel and Secretary. Prior to 1992, Mr. Simons was an associate at the law firm of Gibson, Dunn & Crutcher.

     Lynn Whiteford, 48 has been Executive Vice President and Chief Operating Officer of the Company's subsidiary JB's Family Restaurants, Inc. since April 1996. In addition, Mr. Whiteford assumed the role of Chief Operating Officer for Timber Lodge Steakhouse upon the formation of Santa Barbara Restaurant Group in September 1998. Additionally, Mr. Whiteford is Senior Vice President of Santa Barbara Restaurant Group. Mr. Whiteford was Vice President of Operations and Senior Vice President of Operations for Summit Family Restaurants (the predecessor of JB's) since August 1994. Prior to joining Summit, he was Director of Operations for the Ruby Restaurant Group from February 1992 until September 1994, and held various operations positions with Family Restaurants, Inc. and its predecessors (Restaurant Enterprises Group, Grace Restaurant Company and Far West Services) from July 1977 through February 1992. He was a Regional Vice President from September 1987 through February 1992.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1999, all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the annual and long term compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries during the fiscal year indicated.

SUMMARY COMPENSATION TABLE


                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                          ANNUAL COMPENSATION                SECURITIES        ALL OTHER
                                              -----------------------------------------      UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION(S)                YEAR  SALARY ($)  BONUS (1)($)  OTHER ($)      OPTIONS (#)         ($) (2)
------------------------------                ----  ----------  ------------  ---------      -----------         -------
ANDREW F. PUZDER (3)                          1999     25,000          0            0         150,000                 0
   CHIEF EXECUTIVE OFFICER                    1998          0          0            0         210,000                 0
                                              1997          0          0            0         100,000                 0

THEODORE ABAJIAN (4)                          1999    125,000     40,000        9,000          10,000               515
   CHIEF FINANCIAL OFFICER                    1998     83,333     34,000        6,000          50,000               410

LYNN WHITEFORD (5)                            1999    117,500     40,000        7,800          25,000               510
                                              1998     39,167     20,333        2,600          40,000               150

PETER K. BEDZYK (5)                           1999    115,000     52,806        6,000          15,000               490
                                              1998     38,333      6,500        2,000          40,000               150

KEVIN OSBORN (6)                              1999     91,667     20,000        2,732         100,000                 0

(1) Bonus amounts were earned during fiscal 1999 and were paid shortly thereafter.

(2) All other compensation includes amounts paid on behalf of the executive for term life insurance.

(3) Mr. Puzder became a Director in July 1997 and Chief Executive Officer in August 1997.

(4)  Mr. Abajian began his employment with the Company on May 1, 1998.

(5) Mr. Whiteford & Mr. Bedzyk began their employment with the Company on September 1, 1998.

(6)  Mr. Osborn began his employment with the Company on July 12, 2000.

OPTIONS GRANTED IN FISCAL YEAR 1999

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 30, 1999, pursuant to the Company's Stock Option Plans.






                                                                                       POTENTIAL REALIZABLE
                                           % OF TOTAL                                       VALUE AT
                               NUMBER OF    OPTIONS                                  ASSUMED ANNUAL RATES OF
                                 SHARES    GRANTED TO                               STOCK PRICE APPRECIATION
                               UNDERLYING  EMPLOYEES     EXERCISE                        FOR OPTION TERM
                                OPTIONS    IN FISCAL     PRICE PER   EXPIRATION     -------------------------
                                GRANTED    YEAR 1999       SHARE        DATE            5%            10%
                                -------    ---------       -----        ----            --            ---
Andrew F. Puzder                150,000         17.0       $2.94      5/13/2009      $277,153      $702,362
Theodore Abajian                 10,000          1.1       $2.94      5/13/2009       $18,477       $46,824
Lynn Whiteford                   25,000          2.8       $2.94      5/13/2009       $46,192      $117,060
Peter Bedzyk                     15,000          1.2       $2.94      5/13/2009       $27,715       $70,236
Kevin Osborn                    100,000         11.4       $2.44      7/12/2009      $153,325      $388,554

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number of options, both exercisable and unexercisable, held by each of the executive officers of the Company as of December 30, 1999. There were no in-the-money options.

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                               SHARES                          OPTIONS AT               IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON    VALUE           DECEMBER 30, 1999              DECEMBER 30, 1999
                            EXERCISE (#) REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                            ------------ -----------    -----------   -------------    -----------   -------------
Andrew F. Puzder                      0            0        460,000               0             $0              $0
Theodore Abajian                      0            0         60,000               0              0               0
Lynn Whiteford                        0            0         65,000               0              0               0
Peter Bedzyk                          0            0        112,259               0              0               0
Kevin Osborn                          0            0         33,334          66,666              0               0


                           TEN-YEAR OPTION REPRICINGS


                                                                                                        LENGTH OF
                                              NUMBER          MARKET                                      ORIGINAL
                                                OF             PRICE         EXERCISE                   OPTION TERM
                                            SECURITIES       OF STOCK          PRICE          NEW        REMAINING
                                            UNDERLYING      AT TIME OF      AT TIME OF      EXERCISE     AT DATE OF
                                             OPTIONS         REPRICING       REPRICING       PRICE       REPRICING
            NAME                  DATE       REPRICED            ($)             ($)            ($)           ($)
            ----               ---------    -----------     ----------    -------------  ------------- ---------
Nicholas Caddeo                  9/1/98          25,000         4.875          8.625         4.875        9 yrs
   Chief Operating Officer       9/1/98           7,500         4.875          5.750         4.875        9 yrs

William P. Foley, II             9/1/98          80,000         4.875          8.625         4.875        9 yrs
    Chairman of the Board        9/1/98          50,000         4.875          8.625         4.875        9 yrs
                                 9/1/98          20,000         4.875          8.625         4.875        9 yrs
                                 9/1/98         200,000         4.875          8.250         4.875        9 yrs 6 mos

Andrew F. Puzder                 9/1/98          20,000         4.875          8.625         4.875        9 yrs
    Chief Executive Officer      9/1/98          30,000         4.875          8.625         4.875        9 yrs
                                 9/1/98          50,000         4.875          8.625         4.875        9 yrs
                                 9/1/98         100,000         4.875          8.250         4.875        9 yrs 6 mos

Frank P. Willey                  9/1/98          20,000         4.875          8.625         4.875        9 yrs
    Director                     9/1/98          50,000         4.875          8.625         4.875        9 yrs
                                 9/1/98          10,000         4.875          8.250         4.875        9 yrs 6 mos

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

    The Compensation Committee approved the repricing because it believed that equity interests are a significant factor in the Company's ability to retain directors, executive officers and employees, by providing an incentive to all such personnel to devote their utmost effort and skill to the advancement and betterment of the Company by permitting them to participate in the success and increased value of the Company. Following the grant of such options, however, the price per share of the Company's Common Stock sharply declined as a result of unforeseen market factors. The Compensation Committee believed, that as a result of this relatively sudden decline, the options so granted would not have the desired motivational effect on the optionees. Accordingly, the Compensation Committee approved the repricing as a means of ensuring that such optionees have a meaningful equity interest in the Company.

COMPENSATION OF THE BOARD OF DIRECTORS

    The members of the Board of Directors who are not employees receive $1,000 for their attendance in person at Board meetings and $500 if they are present at a Board meeting telephonically. Members of the Board of Directors generally receive an initial grant of 20,000 nonstatutory stock options upon their election to the Board and thereafter periodically receive option grants in recognition of their service as members of the Board of Directors. On June 23, 1999 Directors Sugarman and Rolles were each awarded options to purchase 20,000 shares in connection with their election to the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, the members of the Compensation Committee of the Company's Board of Directors were Messrs. Willey (Chairman) and Thompson. None of the Compensation Committee members were officers, former officers or employees of the Company during fiscal 1998. Mr. Willey serves as President and a Director of Fidelity National Financial, Inc. and a Director of CKE Restaurants, Inc.

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

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors has a standing Compensation Committee and Audit Committee. The Board does not have a nominating or executive committee or other committee performing similar functions. The Compensation Committee, whose current members are Messrs. Willey (Chairman) and Thompson, considers the hiring and election of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. Former Directors Bruce Haglund and Anthony Gregory served as members of the Compensation Committee through August 1999, at which time they declined to stand for reelection to the Company's Board. The Compensation Committee held two meetings in 1999.

     The Audit Committee, whose current members are Messrs. Willey (Chairman), Sugarman and Rolles, reviews and directs the internal audit activities, accounting procedures and controls of the Company. The Audit Committee also meets with the Company's independent auditors, reviews the general scope of the Company's annual audit and the fee charged by the independent auditors. The Audit Committee held one meeting in 1999.

     During fiscal 1999, The Board of Directors held four meetings and acted by written consent on two occasions. Mr. Foley missed one meeting and Mr. Sugarman missed two meetings during 1999. All committee meetings were fully attended.

PERFORMANCE GRAPH

     Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index, the Restaurants 500 Index for the five-year period ending December 30, 1999. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1995, with dividends reinvested over the periods indicated.

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                              [PERFORMANCE GRAPH]

                                    Dec 94    Dec 95    Dec 96     Dec 97     Dec 98     Dec 99
                                    ------    ------    ------     ------     ------     ------
Santa Barbara Restaurant Group      100.00    125.81     95.16     140.32      49.19      20.15
S&P 500 Index                       100.00    137.58    169.17     225.60     290.08     351.12
Restaurants 500                     100.00    149.98    148.18     159.11     249.35     253.66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 26, 2000, relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, director nominee and officer of the Company and, (iii) all officers and directors of the Company as a group. The Company had 18,554,387 shares outstanding as of April 26, 2000.

      NAME AND ADDRESS OF                NUMBER OF SHARES      PERCENTAGE OF SHARES
   BENEFICIAL OWNER(1)(2)(3)           BENEFICIALLY OWNED(1)      OUTSTANDING(4)

Fidelity National Financial, Inc.(5)        6,696,859                32.6%
  17911 Von Karman Avenue, Suite 300
  Irvine, CA  92614

William P. Foley, II (6)                    2,184,400                11.2%

CKE Restaurants, Inc.                       1,656,453                 8.9%

KCC Delaware Company                        1,005,877                 5.4%
  9440 Santa Monica Blvd.
  Suite 407
  Beverly Hills, CA 90210

Andrew F. Puzder (7)                          614,000                 3.2%

Dermot Rowland (8)                            593,805                 3.2%

Burt Sugarman (9)                              55,000                  *

Nicholas J. Caddeo (10)                        68,200                  *

Kevin Osborn (11)                              33,334                  *

Lynn Whiteford (12)                            68,000                  *

Peter Bedzyk (13)                             115,599                  *

Theodore Abajian (14)                          60,000                  *

C. Thomas Thompson (15)                        66,000                  *

Frank P. Willey (16)                          125,000                  *

Charles Rolles (17)                            55,000                  *

Andrew D. Simons (18)                          10,000                  *

All officers and directors as a
group (15 persons)(19)                      5,054,215                24.1%

*   Represents less than 1% of the outstanding common stock of the Company.

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April, 26, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 26, 2000 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 360 S. Hope Street, Suite 300, Santa Barbara, California. 92803.

(4) Percentage calculation assumes owners derivative securities exercisable within 60 days have been exercised.

(5) Includes 1,970,000 shares issuable upon the exercise of presently exercisable warrants.

(6) Excludes the 6,696,859 beneficial shares held by Fidelity National Financial, Inc., of which Mr. Foley is Chairman of the Board and Chief Executive Officer, and 1,656,453 beneficial shares held by CKE Restaurants, Inc., of which Mr. Foley is the Chairman of the Board. Includes 1,010,000 shares issuable upon the exercise of presently exercisable nonstatutory stock options

(7) Includes 610,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(8) Includes 136,116 shares issuable upon the exercise of stock options exercisable within 60 days.

(9) Excludes 1,005,877 shares held by KCC Delaware Company, a wholly-owned subsidiary of Giant Group, LTD., of which Burt Sugarman is the Chief Executive Officer. Includes 55,000 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(10) Includes 47,500 shares issuable upon the exercise of stock options exercisable within 60 days.

(11) Includes 33,334 shares issuable upon the exercise of stock options exercisable within 60 days.

(12) Includes 65,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(13) Includes 112,259 shares issuable upon the exericise of stock options exercisable within 60 days.

(14) Includes 60,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(15) Includes 65,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(16) Includes 125,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(17) Includes 55,000 shares issuable upon the exericise of stock options exercisable within 60 days.

(18) Includes 10,000 shares issuable upon the exericise of stock options exercisable within 60 days.

(19) Includes an aggregate of 2,397,543 shares issuable upon the exercise of stock options exercisable within 60 days held by officers and directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CKE Restaurants, Inc.

    The Company and CKE share certain officers and directors. The Company is a party to an agreement with CKE pursuant to which CKE provides the Company with certain general and administrative support. In 1999, the Company incurred $500,000 for such services.

    As of December 30, 1999, there were 210 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon, Nevada, Oklahoma, Kansas and Mexico. For the fiscal year ended December 30, 1999, the Company recognized franchise revenues generated from CKE dual-concept franchise stores of approximately $837,000 and had receivable balances of $123,000 related to royalty and franchise fee payments due from CKE.

    The Company leases approximately 650 square feet of office space from CKE on a month-to-month basis at the rate of approximately $2,500 per month.

Fidelity National Financial, Inc.

    The Company and Fidelity share certain officers and directors. In conjunction with the La Salsa acquisition on July 15, 1999, 500,000 of SBRG warrants held by Fidelity were cancelled and reissued by the Company to the selling shareholders of La Salsa Holding, Inc. Fidelity owned approximately 4.7 million shares or 25% of the Company's common stock at December 30, 1999 and holds warrants to acquire an additional 1,970,000 shares of the Company's common stock.

Granite Financial, Inc.

         On October 1, 1999 the Company entered into an equipment lease financing transaction with Granite Financial, Inc., a wholly owned subsidiary of Fidelity National Financial, Inc. for certain point of sale equipment for JB's Family Restaurants, Inc., costing $1.3 million. Under the agreement between the parties, the Company makes monthly payments of $41,000.

Checkers Drive-In Restaurants, Inc.

    The Company and Checkers share certain officers and directors. During 1999, the Company received $104,408 from Checkers for salary payments made by the Company to certain officers on behalf of Checkers. The Company presently owns 399,471 shares or 4.3% of Checkers common stock.

SUPPLEMENTAL INFORMATION

    An annual report and an information statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-K. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange Commission when it is sent to the security holders.

      Warrant transactions for 1999, 1998 and 1997 described above are as follows:

                                        1999                      1998                         1997
                             --------------------------  ---------------------------  ---------------------------
                                       WEIGHTED AVERAGE             WEIGHTED AVERAGE            WEIGHTED AVERAGE
                               SHARES   EXERCISE PRICE     SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                             --------- ----------------  ---------  ----------------  --------- ----------------
Warrants outstanding
  January 1, ............    3,000,000      $ 6.50       4,000,000      $ 6.12        4,000,000      $   6.12
Issued ..................      500,000        7.25
Canceled ................     (500,000)       7.25              --          --               --            --
Exercised ...............           --          --      (1,000,000)       5.00               --            --
                             ---------                  ----------                    ---------
Warrants outstanding
  December 31, ..........    3,000,000      $ 6.50       3,000,000      $ 6.50        4,000,000      $   6.12
                             =========                  ==========                    =========

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

                                       SANTA BARBARA RESTAURANT GROUP, INC.

                                       By: /s/ THEODORE ABAJIAN
                                          ------------------------------------
                                           Theodore Abajian
                                           Chief Financial Officer

Date:  April 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                                            DATE

/s/ WILLIAM P. FOLEY, II         Chairman of the Board, Director                 April 28, 2000
---------------------------
William P. Foley, II

/s/ ANDREW F. PUZDER             Chief Executive Officer, Director               April 28, 2000
---------------------------      (Principal Executive Officer)
Andrew F. Puzder

/s/ THEODORE ABAJIAN             Chief Financial Officer,                        April 28, 2000
---------------------------      (Principal Financial and Accounting Officer)
Theodore Abajian

/s/ FRANK P. WILLEY              Director                                        April 28, 2000
---------------------------
Frank P. Willey

/s/ C. THOMAS THOMPSON           Director                                        April 28, 2000
---------------------------
C. Thomas Thompson

/s/ CHARLES ROLLES               Director                                        April 28, 2000
---------------------------
Charles Rolles

/s/ BURT SUGARMAN                Director                                        April 28, 2000
---------------------------
Burt Sugarman

/s/ DERMOT F. ROWLAND            Director                                        April 28, 2000
---------------------------
Dermot F. Rowland

                                 EXHIBIT INDEX

Exhibit
Number           Description
------           -----------

  27             Financial Data Schedule