Form 10-Q
period 2000-04-20
SANTA BARBARA RESTAURANT GROUP INC
filed 2000-06-05
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended April 20, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-10576


                      SANTA BARBARA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


           DELAWARE                                              33-0403086
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


     360 S. HOPE AVENUE, SUITE C300
        SANTA BARBARA, CALIFORNIA                                   93105
----------------------------------------                     -------------------
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

         As of May 25, 2000, the registrant had 18,509,987 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.


                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at April 20, 2000
        and December 30, 1999...............................................   3

        Condensed Consolidated Statements of Operations for the sixteen
        weeks ended April 20, 2000 and April 22, 1999 ......................   4

        Condensed Consolidated Statements of Cash Flows for the sixteen
        weeks ended April 20, 2000 and April 22, 1999.......................   5

        Notes to Condensed Consolidated Financial Statements................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  13

Item 6. Exhibits and Reports on Form 8-K....................................  13

Signature...................................................................  13

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       April 20,       December 30,
                                                                         2000             1999
                                                                       ---------       ------------
                                                                          (Dollars in thousands)
Current assets:
    Cash and cash equivalents .................................        $  3,279         $  3,371
    Short-term investments ....................................             830            1,065
    Accounts receivable, net of allowance for doubtful accounts
      of $411,000 in 2000 and $338,000 in 1999 ................           1,619            1,794
    Current portion of notes receivable .......................             691              700
    Current portion of related party notes receivable .........           1,913            2,006
    Inventories ...............................................           1,540            1,476
    Current deferred tax assets ...............................           1,300            1,300
    Prepaid expenses ..........................................             319              617
    Other current assets ......................................             633              594
                                                                       --------         --------
             Total current assets .............................          12,124           12,923

Property and equipment, net ...................................          38,139           38,015
Property under capital leases, net ............................           4,219            4,477
Investments in affiliated companies ...........................           1,479            2,637
Notes receivable, net .........................................           1,001            1,035
Related party notes receivable, net ...........................             100              100
Costs in excess of net assets of businesses acquired, net of accumulated amortization of $1,004,000 in 2000 and $764,000
  in 1999 .....................................................          30,066           30,217
Deferred tax assets ...........................................             555              555
Other assets ..................................................           1,985            2,047
                                                                       --------         --------
                                                                       $ 89,668         $ 92,006
                                                                       ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt ....................        $  1,249         $  1,252
    Current portion of capital lease obligations ..............             934              960
    Accounts payable and accrued expenses .....................           5,854            7,125
    Accrued salaries, wages and employee benefits .............           3,772            3,698
    Other current liabilities .................................           5,656            5,946
                                                                       --------         --------
             Total current liabilities ........................          17,465           18,981

Long-term debt, less current installments .....................           5,236            5,030
Capital lease obligations, less current portion ...............           4,409            4,708
Other long-term liabilities ...................................           4,732            5,345

Shareholders' equity:
  Common stock, $.08 par value, authorized 50,000,000 shares;
     20,736,330 shares issued and 18,554,387 and 18,590,878
     outstanding in 2000 and 1999, respectively ...............           1,659            1,659
  Additional paid in capital ..................................          73,617           73,617
  Less cost of treasury stock, 2,181,943 and 2,145,452 shares
     in 2000 and 1999, respectively ...........................          (3,720)          (3,671)

  Accumulated deficit .........................................         (13,730)         (13,663)
                                                                       --------         --------
             Total shareholders' equity .......................          57,826           57,942
                                                                       --------         --------
                                                                       $ 89,668         $ 92,006
                                                                       ========         ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                     Sixteen Weeks    Sixteen Weeks
                                                        Ended             Ended
                                                    April 20, 2000    April 22, 1999
                                                    --------------    --------------
Revenues:
  Restaurant operations ..........................     $ 40,999          $ 29,648
  Franchised restaurants .........................        1,207               945
  Other ..........................................          112               145
                                                       --------          --------
    Total revenues ...............................       42,318            30,738
                                                       --------          --------

Restaurant operating costs:
  Food and packaging .............................       13,186             9,906
  Payroll and other employee benefits ............       13,477             9,993
  Occupancy and other operating costs ............        9,548             6,447
                                                       --------          --------
    Total restaurant operating costs .............       36,211            26,346
                                                       --------          --------

  Advertising ....................................        1,314               968
  Pre-opening expense ............................           77               171
  General and administrative .....................        3,577             2,593
                                                       --------          --------
    Total ........................................        4,968             3,732
                                                       --------          --------

  Operating income ...............................        1,139               660

  Interest expense ...............................         (300)             (145)
  Other income (expense), net ....................         (932)              141
                                                       --------          --------
  Income (loss) before income taxes ..............          (93)              656
  Income tax expense (benefit) ...................          (26)              189
                                                       --------          --------
  Net income (loss) ..............................     $    (67)         $    467
                                                       ========          ========
Basic net income (loss) per share ................     $   (.01)         $    .03
                                                       ========          ========
Diluted net income (loss) per share ..............     $   (.01)         $    .03
                                                       ========          ========
Basic weighted average shares outstanding.........       18,486            15,283
                                                       ========          ========
Diluted weighted average shares outstanding ......       18,486            15,505
                                                       ========          ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Sixteen Weeks       Sixteen Weeks
                                                                        Ended               Ended
                                                                   April 20, 2000      April 22, 1999
                                                                   --------------      --------------
Cash flows from operating activities:
  Net income (loss) ..........................................        $   (67)            $   467
  Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
       Depreciation and amortization .........................          1,930               1,245
       Loss on investments in affiliated companies ...........          1,169                  68
    Changes in operating assets and liabilities:
       Accounts receivable ...................................            175                (147)
       Inventory, prepaids and other current assets ..........            195                 118
       Accounts payable and accrued expenses .................         (1,271)              1,319
       Accrued salaries, wages and employee benefits .........             74                (219)
       Other current liabilities .............................           (290)               (818)
                                                                      -------             -------
    Net cash provided by operating activities ................          1,915               2,033
                                                                      -------             -------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments ...........            245                  --
  Purchases of short-term investments ........................            (10)               (478)
  Issuance of related party notes receivable .................             --              (1,946)
  Collection on related party and notes receivable ...........            136                  44
  Net change in other assets .................................            (31)                167
  Purchases of property and equipment ........................         (1,563)             (1,218)
                                                                      -------             -------
     Net cash used in investing activities ...................         (1,223)             (3,431)
                                                                      -------             -------

Cash flows from financing activities:
  Repayment of capital lease obligations .....................           (325)               (279)
  Repayment of revolving line of credit and long-term debt ...           (297)                (12)
  Proceeds from long-term borrowings .........................            500                  --
  Purchase of treasury stock .................................            (49)                 --
  Net change in other long-term liabilities ..................           (613)               (522)
                                                                      -------             -------
     Net cash used in financing activities ...................           (784)               (813)
                                                                      -------             -------

Net decrease in cash and cash equivalents ....................            (92)             (2,211)
Cash and cash equivalents at beginning of period .............          3,371               7,043
                                                                      -------             -------
Cash and cash equivalents at end of period ...................        $ 3,279             $ 4,832
                                                                      =======             =======
Supplemental information:
    Cash paid during the period for:
     Interest ................................................        $   271             $   134
     Income taxes ............................................        $     1             $     8
  Non cash investing and financing activities:
     Issuance of common stock to acquire related party notes
       receivable ............................................        $    --             $ 2,646

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. Information relating to periods ending prior to July 15, 1999 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of La Salsa, Inc. ("La Salsa") which the Company acquired on July 15, 1999 in a purchase business combination. At April 20, 2000, the Company operated 52 JB's restaurants, 24 Timber Lodge Steakhouse restaurants, six Galaxy Diner restaurants, 48 La Salsa restaurants and five Green Burrito restaurants. The Company also has 34 Green Burrito stand-alone franchise restaurants, 214 dual-concept franchise restaurants, 46 La Salsa franchise restaurants and 30 franchised JB's restaurants for a total of 459 restaurants.

2. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 30, 1999.

In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the fiscal 2000 presentation.

3. ACQUISITION OF LA SALSA, INC.

The following table presents selected unaudited pro forma results of operations for the Company, assuming the La Salsa acquisition had occurred on January 1, 1999. The unaudited pro forma results of operations do not reflect certain cost savings that management believes may be realized following the acquisition. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred on January 1, 1999, nor are they indicative of future operating results.

                                                               Period ended
                                                                 April 22,
                                                                   1999
                                                              ----------------
                                                                (Amounts in
                                                              thousands except
                                                               share and per
                                                               share amounts)

         Total revenues...................................        $39,876
         Net income.......................................        $   369
         EPS - basic......................................        $   .02
         EPS - diluted....................................        $   .02
         Weighted averages shares outstanding  -  basic...         19,782
         Weighted average shares outstanding -  diluted...         20,004

4. SEGMENT AND RELATED INFORMATION

The Company has three reportable segments in fiscal 2000: Family Dining, Steakhouse and Quick Serve Mexican.

The Family Dining segment includes the Company's JB's and Galaxy Diner restaurants which serve breakfast, lunch and dinner. The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick Serve Mexican segment is comprised of La Salsa and Green Burrito restaurants which are positioned in the "fast food" segment of the restaurant industry. The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents, short-term investments, investments in affiliated companies, corporate notes receivable, and deferred income taxes for all periods presented. The corporate component of segment profit (loss) before tax includes corporate general and administrative expenses, interest income and our equity loss generated from our investments in affiliated companies for all periods presented. The equity loss generated from our investments in affiliates was $1.2 million in 2000 and $68,000 in 1999. In 1999, the corporate component of segment profit (loss) before tax also includes $630,000 of costs incurred related to an attempted acquisition.

                                                                              Quick
                                                 Family                       Serve
                                                 Dining      Steakhouse      Mexican      Corporate       Total
                                                 -------     ----------      -------      ---------      --------
                                                                   (Dollars in thousands)

Sixteen Weeks Ended April 20, 2000

Revenues...............................          $16,457       $13,703       $12,158      $     --       $42,318
Interest income........................               52            20             3           102           177
Interest expense.......................             (113)          (14)         (173)           --          (300)
Depreciation and amortization..........              652           635           643            --         1,930
Pre-opening expense....................               --            77            --            --            77
Segment profit (loss) before tax.......             (410)          731           748        (1,162)          (93)
Total assets as of April 20, 2000......          $29,185       $29,188       $25,120        $6,175       $89,668

Sixteen Weeks Ended April 22, 1999

Revenues...............................          $17,513       $11,906        $1,319        $   --       $30,738
Interest income........................               65            15            --           109           189
Interest expense.......................             (145)           --            --            --          (145)
Depreciation and amortization..........              591           578            76            --         1,245
Pre-opening expense....................               --           171            --            --           171
Segment profit (loss) before tax.......              776           429           193         (742)           656
Total assets as of December 30, 1999...          $30,666       $29,186       $24,690        $7,464       $92,006

5. RELATED PARTY NOTES RECEIVABLE

The Company acquired $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties during the quarter ended April 22, 1999. First, on March 30, 1999, the Company acquired $3.0 million of Checkers senior secured debt in exchange for approximately 998,000 unregistered shares of the Company's common stock. The Company recorded the difference between the fair market value of the Company's common stock and the stated value of the note receivable as a reduction, or discount, to the note receivable from Checkers in the amount of $350,000. Second, on April 8, 1999, the Company acquired, for cash, approximately $1.9 million of Checkers senior secured debt from two unaffiliated parties. The $4.9 million of 13% senior secured debt provides for the payment of monthly interest, and the principal balance is due on April 30, 2000.

On April 30, 2000, Checkers paid in full the remaining principal and interest balance of $2.0 million.

The Company and Checkers share certain officers and directors. Additionally, CKE Restaurants, Inc. ("CKE") and Fidelity National Financial, Inc., related parties of the Company, maintain an equity interest in Checkers and/or hold notes receivable from Checkers.

Additionally, in 1999 the Company issued promissory notes to certain executives in the total amount of $153,000 which remain outstanding at April 20, 2000.

6. CALCULATION OF EARNINGS PER SHARE

                                                          Sixteen       Sixteen
                                                        Weeks Ended   Weeks Ended
                                                         April 20,     April 22,
                                                           2000          1999
                                                        -----------   -----------
                                                       (In thousands, except share
                                                          and per share amounts)
Basic Earnings Per Share:

Numerator
  Net income (loss) ..................................   $    (67)     $    467
                                                         ========      ========
Denominator
  Weighted average shares outstanding ................     18,586        15,462

  Escrowed restricted shares .........................       (100)         (179)
                                                         --------      --------

  Basic weighted average shares outstanding ..........     18,486        15,283
                                                         ========      ========
  Basic earnings (loss) per share: ...................   $   (.01)     $    .03
                                                         ========      ========

Diluted Earnings Per Share:

Numerator
  Net income (loss) ..................................   $    (67)     $    467
                                                         ========      ========

Denominator
  Basic weighted average shares outstanding ..........     18,486        15,283

Incremental common shares attributable to exercise of:
  Escrowed restricted shares .........................         --           179
  Outstanding options ................................         --            43
                                                         --------      --------
                                                               --           222

Diluted weighted average shares outstanding ..........     18,486        15,505
                                                         ========      ========
Diluted earnings per share ...........................   $   (.01)     $    .03
                                                         ========      ========

7. SALE OF JB'S FAMILY RESTAURANTS, INC.

On March 14, 2000, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") to sell its JB's Family Restaurants, Inc. subsidiary, the owner and operator of JB's and Galaxy Diner restaurants and franchisor of JB's restaurants. The transaction, which is subject to certain conditions including the buyer's receipt of acceptable financing, is scheduled to close by the end of the third quarter of fiscal 2000. However, there can be no assurance that the transaction will close in a timely manner, if at all. The Company is retaining certain liabilities related to the JB's subsidiary.

The sale price is expected to be less than the carrying value of JB's as of the date of the closing, and as such the transaction, if consummated, may result in a loss. The Company has entered into the Agreement because it wants to focus its business on its steakhouse segment and quick-service Mexican segment, which has grown due to the acquisition of La Salsa. If JB's is not sold pursuant to the Agreement, the net assets of JB's would be recoverable from operations based upon current cash forecasts. Additionally, the family dining segment has not been considered a discontinued operation at this time because certain conditions to close, as delineated in the Agreement, have yet to occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On July 15, 1999, the Company completed the acquisition of La Salsa, Inc. in a business combination accounted for as a purchase. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The addition of 52 Company-operated and 45 franchised restaurants associated with the acquisition are the principal reasons for the significant differences when comparing results of operations for the quarter ended April 20, 2000 with the results of operations for the quarter ended April 22, 1999. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the first quarter of fiscal 2000, and the first quarter of fiscal 1999.

                                                    Sixteen Weeks    Sixteen Weeks
                                                   Ended April 20,  Ended April 22,
                                                       2000(1)           1999
                                                   ---------------  ---------------
        Revenues:
          Restaurant operations .............           96.9%            96.5%
          Franchised restaurants and other ..            3.1              3.5
                                                       -----            -----
             Total revenues .................          100.0            100.0
                                                       -----            -----

        Restaurant operating costs: (2)
          Food and packaging ................           32.2             33.4
          Payroll and other employee benefits           32.9             33.7
          Occupancy and other operating costs           23.3             21.8
                                                       -----            -----
                                                        88.4             88.9

        Advertising (2) .....................            3.2              3.3
        Pre-opening expense (2) .............            0.2              0.6
        General and administrative ..........            8.5              8.4
                                                       -----            -----

        Operating income ....................            2.7              2.1
        Interest expense ....................           (0.7)            (0.5)
        Other income (expense), net .........           (2.2)             0.5
        Income (loss) before income taxes ...           (0.2)             2.1
        Income tax expense (benefit) ........           (0.1)             0.6
                                                       -----            -----
        Net income (loss) ...................           (0.1)%            1.5%
                                                       =====            =====

-----------------
(1) Includes the operating results of La Salsa for the entire first quarter of fiscal 2000.

(2) As a percentage of revenues from Company-operated restaurants.

Revenues from Company-operated restaurants increased $11.4 million to $41.0 million for the first quarter of fiscal 2000 as compared with revenues of $29.6 million during the first quarter of fiscal 1999. The increase in revenues is mostly attributable to the addition of La Salsa restaurants as of July 15, 1999 which generated $10.6 million in revenues during the first quarter of fiscal 2000. Additionally, the same store sales of Timberlodge and Green Burrito restaurants have increased 8.0% and 1.3%, respectively.

Revenues from franchised restaurants increased $262,000 to $1.2 million for the first quarter of fiscal 2000 as compared with revenues of $945,000 during the first quarter of fiscal 1999. The increase in revenues from franchised restaurants is principally due to the addition of $369,000 in royalties earned by the La Salsa franchise system. The increase generated by the La Salsa franchise system is offset by decreased franchise fees earned by Green Burrito due to fewer franchise openings in the first quarter of 2000 compared to the first quarter of 1999.

Food and packaging costs as a percentage of Company-operated restaurant sales decreased to 32.2% for the first quarter of fiscal 2000 as compared with 33.4% during the first quarter of fiscal 1999. The decrease is primarily due to the addition of La Salsa restaurants in July 1999 which operate with significantly lower food and packaging costs as a percent of sales as compared to the other concepts operated by the Company.

Payroll and other employee benefits decreased as a percentage of Company-operated restaurant sales to 32.9% for the first quarter of fiscal 2000 as compared with 33.7% for the first quarter of fiscal 1999. The decrease is attributable to the addition of La Salsa in July 1999 which operates with lower payroll and other employee benefits costs as a percentage of restaurant sales than either Green Burrito, Timberlodge or JB's.

Occupancy and other operating costs increased as a percentage of Company-operated restaurant sales to 23.3% for the first quarter of fiscal 2000 as compared with 21.8% for the first quarter of fiscal 1999. The increase in occupancy and other operating costs is attributable to the addition of La Salsa in fiscal 1999 which operates with higher occupancy and other costs as a percentage of restaurant sales than either JB's or Timberlodge.

Advertising costs decreased to 3.2% of Company-operated restaurant sales for the first quarter of fiscal 2000 as compared with 3.3% for the first quarter of fiscal 1999. The Company has not changed its target spending level of three to four percent of restaurant sales to be allocated to advertising.

Pre-opening expense decreased $94,000 to $77,000 from $171,000 for the first quarter of fiscal 2000 compared to the first quarter of 1999. The decrease relates to the fact that there is only one conversion of a JB's to a Timberlodge underway during the first quarter of 2000 compared with two conversions in the first quarter of 1999.

General and administrative expenses were $3.6 million or 8.5% of total revenues for the first quarter of fiscal 2000 compared to $2.6 million or 8.4% for the first quarter of 1999. The prior year general and administrative expenses included a charge of approximately $630,000 for costs incurred by the Company related to an attempted acquisition. The remaining increase in general and administrative expense as a percentage of total revenues is attributable to the addition of La Salsa, which operates with higher general and administrative expenses as a percentage of sales than the other concepts operated by the Company.

Interest expense increased as a percentage of total revenues from 0.5% in the first quarter of 1999 to 0.7% in the first quarter of 2000 due to the addition of debt related to the La Salsa credit facility.

Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company's proportionate share of earnings or losses earned by our equity investments in Checkers and CKE. The other expense, net in the current quarter relates to recording losses in the amount of $1.2 million in our investments in affiliates, offset primarily by interest income earned on invested cash and notes receivable.

YEAR 2000

The Company has addressed the potential business risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, the Company is not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB101 to have a material impact on the Company's consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $3.3 million at April 20, 2000 and $3.4 million at December 30, 1999. The decrease in cash and cash equivalents is primarily due to the use of approximately $1.6 million to fund purchases of equipment and other capital improvements and $784,000 utilized in financing activities partially offset by $1.9 million provided by operating activities and $245,000 in proceeds received from the maturity of certain short-term investments.

Net cash provided by operating activities was $1.9 million during the first quarter of fiscal 2000 which included a decrease in accounts payable and accrued expenses of $1.3 million partially offset by the current quarter depreciation and amortization expense of $1.9 million, as well as $1.2 million in non-cash losses recorded in our investments in affiliated companies. Investing activities required the Company to use $1.2 million in cash to fund $1.6 million of capital additions offset by proceeds from the maturity of short-term investments of $245,000. Financing activities required the Company to use $0.6 million of cash to reduce other long-term liabilities and $0.6 million of cash to repay capital lease obligations and long-term debt, partially offset by current borrowings of $500,000.

During the first quarter of 2000, the Company started the final conversion of one under-performing JB's restaurant to the Timber Lodge Steakhouse concept at an anticipated conversion cost of approximately $1.0 million including pre-opening costs. The Company also re-imaged seven La Salsa restaurants during the first quarter of fiscal 2000 at an average cost of approximately $65,000 per restaurant. The Company plans to open up to three new Timber Lodge Steakhouse restaurants in Minnesota and North Dakota during fiscal 2000 which will require the use of approximately $4.9 million of cash. The Company also plans to open one new La Salsa restaurant at a cost of approximately $350,000 and re-image up to eleven additional La Salsa restaurants at an average cost of approximately $65,000 per restaurant during fiscal 2000.

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

MARKET RISK

The Company maintains investments in the publicly-traded common stock of certain affiliated companies. The fair value of these securities at April 20, 2000 was $1.6 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $160,000 and $320,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as such investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2000, the Company settled the lawsuit involving its Green Burrito subsidiary entitled Jack E. Brown, et al. v. Santa Barbara Restaurant Group, Inc. Pursuant to the settlement, the plaintiffs in the action will re-image their Green Burrito restaurants as "Grill" restaurants, with a yet to be determined new name, which emphasizes charbroiled, authentic Mexican food. The plaintiffs will also receive specified royalty reductions and be eligible for loans from the Company to pay up to $27,500 of the costs for re-imaging each of their units and up to $7,500 to pay attorney fees. The Company also committed to offering the same proposal to the operators of the 35 other free standing Green Burrito units to incentivize them to re-image their restaurants in the same manner. The Company also intends to appoint Robert Hall, one of the Company's largest Green Burrito franchisees, and Ruben Rodriquez, the original founder of the Green Burrito concept, to the Board of Directors of the Company's subsidiary, Green Burrito Franchise Corporation, to help spearhead the changes to the restaurants and menu.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 11 -- Calculation of Earnings per Share

            Exhibit 27 -- Financial Data Schedule (included in electronic filing only)

        (b) Current Reports on Form 8-K:

            (i) None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Santa Barbara Restaurant Group, Inc.
                                            (Registrant)

Date: June 5, 2000                          By: /s/ TED ABAJIAN
                                                --------------------------------
                                                Ted Abajian
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)