Form 10-Q
period 2000-07-13
SANTA BARBARA RESTAURANT GROUP INC
filed 2000-08-28
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 13, 2000.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10576

                      SANTA BARBARA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                             33-0403086
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


         3938 STATE STREET, SUITE 200
           SANTA BARBARA, CALIFORNIA                      93105
   (Address of principal executive offices)            (Zip Code)


       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 563-3644


       360 SOUTH HOPE AVENUE, SUITE C300
           SANTA BARBARA, CALIFORNIA                      93105
(Former address of principal executive offices)        (Zip Code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

        As of August 16, 2000, the registrant had 18,326,169 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.


                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of July 13, 2000
         and December 30, 1999.................................................3

         Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended July 13, 2000 and July 15, 1999 .........4

         Condensed Consolidated Statements of Cash Flows for the
         twenty-eight weeks ended July 13, 2000 and July 15, 1999 .............5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9


                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signature.....................................................................13

PART I.  FINANCIAL INFORMATON
Item 1. Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              July 13,     December 30,
                                                                                2000          1999
                                                                              --------     ------------
                                                                               (Dollars in thousands)
                                                                                    (unaudited)
Current assets:
Cash and cash equivalents ..............................................      $  3,008       $  3,371
Short-term investments .................................................           841          1,065
Accounts receivable, net of allowance for doubtful accounts
  of $461,000 in 2000 and $338,000 in 1999 .............................         1,748          1,794
Current portion of notes receivable ....................................           684            700
Current portion of related party notes receivable ......................            30          2,006
Inventories ............................................................         1,441          1,476
Current deferred tax assets ............................................         1,300          1,300
Prepaid expenses .......................................................           773            617
Other current assets ...................................................           489            594
                                                                              --------       --------
         Total current assets ..........................................        10,314         12,923

Property and equipment, net ............................................        40,104         38,015
Property under capital leases, net .....................................         4,027          4,477
Investments in affiliated companies ....................................         1,536          2,637
Notes receivable, net ..................................................         1,051          1,035
Related party notes receivable, net ....................................           100            100
Costs in excess of net assets of businesses acquired, net of accumulated
  amortization of $1,183,000 in 2000 and $764,000 in 1999 ..............        30,108         30,217
Deferred tax assets ....................................................           555            555
Other assets ...........................................................         1,968          2,047
                                                                              --------       --------
                                                                              $ 89,763       $ 92,006
                                                                              ========       ========

                                        LIABILITIES AND SHARHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ...............................      $  1,253       $  1,252
  Current portion of capital lease obligations .........................           927            960
  Accounts payable and accrued expenses ................................         6,137          7,125
  Accrued salaries, wages and employee benefits ........................         4,159          3,698
  Other current liabilities ............................................         5,061          5,946
                                                                              --------       --------
        Total current liabilities ......................................        17,537         18,981

  Long-term debt, less current installments ............................         5,229          5,030
  Capital lease obligations, less current portion ......................         4,200          4,708
  Other long-term liabilities ..........................................         4,608          5,345

Shareholders' equity:
  Common stock, $.08 par value, authorized 50,000,000 shares;
    20,736,330 shares issued and 18,351,269 and 18,590,878 outstanding
    in 2000 and 1999, respectively .....................................         1,659          1,659
 Additional paid in capital ............................................        73,617         73,617
 Less cost of treasury stock, 2,385,061 and 2,145,452 shares in
   2000 and 1999, respectively .........................................        (3,925)        (3,671)
 Accumulated deficit ...................................................       (13,162)       (13,663)
                                                                              --------       --------
      Total shareholders' equity .......................................        58,189         57,942
                                                                              --------       --------
                                                                              $ 89,763       $ 92,006
                                                                              ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                             Twelve Weeks   Twelve Weeks   Twenty-eight   Twenty-eight
                                                Ended          Ended       Weeks Ended    Weeks Ended
                                               July 13,       July 15,       July 13,       July 15,
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
Revenues:
  Company-operated restaurant operations       $ 30,200       $ 21,567       $ 71,199       $ 51,216
  Franchised restaurants ................           983            631          2,190          1,576
  Other .................................            66            109            178            254
                                               --------       --------       --------       --------
    Total revenues ......................        31,249         22,307         73,567         53,046
                                               --------       --------       --------       --------

Restaurant operating costs:
  Food and packaging ....................         9,824          7,150         23,010         17,057
  Payroll and other employee benefits ...        10,263          7,452         23,740         17,445
  Occupancy and other operating costs ...         7,294          4,803         16,842         11,249
                                               --------       --------       --------       --------
    Total restaurant operating costs ....        27,381         19,405         63,592         45,751
                                               --------       --------       --------       --------

  Advertising ...........................           869            614          2,183          1,583
  Pre-opening expenses ..................            74            150            151            321
  General and administrative ............         2,451          1,346          6,028          3,960
                                               --------       --------       --------       --------
    Total ...............................         3,394          2,110          8,362          5,864
                                               --------       --------       --------       --------

  Operating income ......................           474            792          1,613          1,431
  Interest expense ......................          (236)           (99)          (536)          (233)
  Other income (expense), net ...........           482            342           (451)           494
                                               --------       --------       --------       --------
  Income before income tax expense ......           720          1,035            626          1,692
  Income tax expense ....................           152            284            125            474
                                               --------       --------       --------       --------
  Net income ............................      $    568       $    751       $    501       $  1,218
                                               ========       ========       ========       ========


Basic net income per share ..............      $    .03       $    .05       $    .03       $    .08
                                               ========       ========       ========       ========
Diluted net income per share ............      $    .03       $    .05       $    .03       $    .08
                                               ========       ========       ========       ========
Basic weighted average shares outstanding        18,362         16,182         18,424         15,733
                                               ========       ========       ========       ========
Diluted weighted average shares
  outstanding ...........................        18,462         16,294         18,524         15,899
                                               ========       ========       ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                 Twenty-eight     Twenty-eight
                                                                 Weeks Ended      Weeks Ended
                                                                   July 13,         July 15,
                                                                    2000             1999
                                                                 ------------     ------------
Cash flows from operating activities:
  Net income ................................................      $   501          $ 1,218
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
       Depreciation and amortization ........................        3,355            2,165
       Loss on investments in affiliated companies ..........        1,121               --
       Loss on disposal of property and equipment ...........           43               --
  Changes in operating assets and liabilities:
       Accounts receivable ..................................           46              (92)
       Inventories, prepaids and other current assets .......          (16)             156
       Accounts payable and accrued expenses ................         (988)            (699)
       Accrued salaries, wages and employee benefits ........          461             (122)
       Other current liabilities ............................         (885)            (400)
                                                                   -------          -------
     Net cash provided by operating activities ..............        3,638            2,226
                                                                   -------          -------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments ..........          245               --
  Purchases of short-term investments .......................          (21)            (482)
  Cash received from acquisition, net .......................           --              794
  Issuance of notes receivable and
    related party notes receivable ..........................          (70)          (1,947)
  Collection of notes receivable and
    related party notes receivable ..........................        2,046              132
  Net change in other assets ................................         (235)             249
  Proceeds from sale of property and equipment ..............           13               --
  Purchases of property and equipment .......................       (4,647)          (2,281)
                                                                   -------          -------
     Net cash used in investing activities ..................       (2,669)          (3,535)
                                                                   -------          -------

Cash flows from financing activities:
  Payment of capital lease obligations ......................         (541)            (487)
  Payment of long-term debt .................................         (300)             (27)
  Proceeds from long-term borrowing .........................          500               --
  Purchase of treasury stock ................................         (254)              --
  Net change in other long-term liabilities .................         (737)            (648)
                                                                   -------          -------
     Net cash used in financing activities ..................       (1,332)          (1,162)
                                                                   -------          -------

Net decrease in cash and cash equivalents ...................         (363)          (2,471)
Cash and cash equivalents at beginning of period ............        3,371            7,043
                                                                   -------          -------
Cash and cash equivalents at end of period ..................      $ 3,008          $ 4,572
                                                                   =======          =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest ..............................................      $   553          $   233
      Income taxes ..........................................      $     2          $    40
  Non cash investing and financing activities:
      Issuance of common stock to acquire related party
        notes receivable ....................................           --          $ 2,646
      Issuance of common stock to acquire La Salsa ..........           --          $ 7,725
      Issuance of warrants to acquire La Salsa ..............           --          $   407
      Issuance of convertible subordinated promissory notes
        to acquire La Salsa .................................           --          $ 3,863

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. Information relating to periods ending prior to July 15, 1999 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of La Salsa, Inc. ("La Salsa") which the company acquired on July 15, 1999 in a purchase business combination. As of July 13, 2000, the Company operated 52 JB's restaurants, 24 Timber Lodge Steakhouse restaurants, 47 La Salsa restaurants, six Galaxy Diner restaurants and five Green Burrito restaurants. The Company also has 35 Green Burrito stand-alone franchise restaurants, 214 dual-concept franchise restaurants, 47 franchised La Salsa restaurants and 30 franchised JB's restaurants for a total of 460 restaurants.

2. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended December 30, 1999.

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

                                                       Twenty-eight weeks
                                                              ended
                                                          July 15, 1999
                                                       -------------------
                                                           (Amounts in
                                                        thousands, except
                                                       share and per share
                                                            amounts)
     Total revenues .................................        $71,639
     Net income .....................................        $ 1,036
     EPS - basic ....................................        $   .05
     EPS - diluted ..................................        $   .05
     Weighted average shares outstanding - basic ....         20,645
     Weighted average shares outstanding - diluted ..         20,757

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents, short-term investments, investments in affiliated companies, corporate notes receivable, and deferred income taxes for all periods presented. The corporate component of segment profit (loss) before tax includes corporate general and administrative expenses, interest income and our equity income
(loss) generated from our investments in affiliated companies for all periods presented. In 1999, the corporate component of segment profit (loss) before tax for the twenty-eight weeks ended July 15, 1999 also includes $630,000 of costs incurred related to an attempted acquisition.

                                                                           Quick
                                             Family                        Serve
                                             Dining       Steakhouse      Mexican      Corporate        Total
                                            --------      ----------      --------     ---------       --------
                                                                     (Dollars in thousands)
Twelve Weeks Ended July 13, 2000
--------------------------------

Revenues .............................      $ 11,798       $  9,740       $  9,711       $    --       $ 31,249
Interest income ......................            45             23             13           171            252
Interest expense .....................           (84)           (11)          (141)           --           (236)
Depreciation and amortization ........           482            494            449            --          1,425
Pre-opening expenses .................            --             74             --            --             74
Segment profit (loss) before tax .....      $   (477)      $    190       $    855       $   152       $    720

Twelve Weeks Ended July 15, 1999
--------------------------------

Revenues .............................      $ 12,779       $  8,596       $    932       $    --       $ 22,307
Interest income ......................            36              7              1           185            229
Interest expense .....................           (99)            --             --            --            (99)
Depreciation and amortization ........            49            427            444            --            920
Pre-opening expenses .................            --            150             --            --            150
Segment profit before tax ............      $    429       $    287       $    140       $   179       $  1,035

Twenty-eight Weeks Ended July 13, 2000
--------------------------------------

Revenues .............................      $ 28,255       $ 23,442       $ 21,870       $    --       $ 73,567
Interest income ......................            97             39             32           260            428
Interest expense .....................          (197)           (25)          (314)           --           (536)
Depreciation and amortization ........         1,133          1,129          1,093            --          3,355
Pre-opening expenses .................            --            151             --            --            151
Segment profit (loss) before tax .....          (886)           920          1,602        (1,010)           626
Total assets as of July 13, 2000 .....      $ 28,805       $ 29,643       $ 25,556       $ 5,759       $ 89,763

Twenty-eight Weeks Ended July 15, 1999
--------------------------------------

Revenues .............................      $ 30,292       $ 20,503       $  2,251       $    --       $ 53,046
Interest revenue .....................           101             25             15           280            421
Interest expense .....................          (233)            --             --            --           (233)
Depreciation and amortization ........         1,015          1,022            128            --          2,165
Pre-opening expenses .................            --            321             --            --            321
Segment profit (loss) before tax .....         1,205            716            306          (535)         1,692
Total assets as of December 30, 1999 .      $ 30,666       $ 29,186       $ 24,690       $ 7,464       $ 92,006


5. RELATED PARTY NOTES RECEIVABLE

The Company acquired $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties during the quarter ended April 22, 1999. First, on March 30, 1999, the Company acquired $3.0 million of Checkers senior secured debt in exchange for approximately 998,000 unregistered shares of the Company's common stock. The Company recorded the difference between the fair market value of the Company's common stock and the stated value of the note receivable as a reduction, or discount, to the note receivable from Checkers in the amount of $350,000. Second, on April 8, 1999, the Company acquired, for cash, approximately $1.9 million of Checkers senior secured debt from two unaffiliated parties. The $4.9 million of 13% senior secured debt provided for the payment of monthly interest, and the principal balance was due on April 30, 2000.

On May 5, 2000, Checkers paid in full the then outstanding principal and interest balance of $253,000.

The Company and Checkers share certain officers and directors. Additionally, CKE Restaurants, Inc. ("CKE") and Fidelity National Financial, Inc., related parties of the Company, maintain an equity interest in Checkers.

Additionally, in 1999, the Company issued promissory notes to certain executives in the total amount of $153,000, of which $130,000 remains outstanding at July 13, 2000.

6. CALCULATION OF EARNINGS PER SHARE

                                       Twelve            Twelve         Twenty-eight      Twenty-eight
                                     Weeks Ended      Weeks Ended        Weeks Ended       Weeks Ended
                                    July 13, 2000    July 15, 1999      July 13, 2000     July 15, 1999
                                    -------------    -------------      -------------     -------------
                                            (In thousands, except share and per share amounts)
Basic Earnings Per Share:

Numerator
  Net income ....................     $    568          $    751          $    501          $  1,218
                                      ========          ========          ========          ========

Denominator
  Weighted average shares
    outstanding .................       18,462            16,282            18,524            15,872

  Escrowed restricted shares ....         (100)             (100)             (100)             (139)
                                      --------          --------          --------          --------

  Basic weighted average shares
    outstanding .................       18,362            16,182            18,424            15,733
                                      ========          ========          ========          ========

  Basic earnings per share:           $    .03          $    .05          $    .03          $    .08
                                      ========          ========          ========          ========

Diluted Earnings Per Share:

Numerator
  Net income ....................     $    568          $    751          $    501          $  1,218
                                      ========          ========          ========          ========

Denominator
  Basic weighted average shares
    outstanding .................       18,362            16,182            18,424            15,733

Incremental common shares
  attributable to exercise of:

  Escrowed restricted shares               100               100               100               139
    outstanding options .........           --                12                --                27
                                      --------          --------          --------          --------
                                           100               112               100               166

Diluted weighted average shares
  outstanding ...................       18,462            16,294            18,524            15,899
                                      ========          ========          ========          ========

Diluted earnings per share ......     $    .03          $    .05          $    .03          $    .08
                                      ========          ========          ========          ========

For the periods ended July 13, 2000 and July 15, 1999, 6.7 million and 6.3 million shares, respectively, relating to the possible exercise of outstanding stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

7. SALE OF JB'S FAMILY RESTAURANTS, INC.

On March 14, 2000, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") to sell its JB's Family Restaurants, Inc. subsidiary, the owner and operator of JB's and Galaxy Diner restaurants and franchisor of JB's restaurants. The transaction, which is subject to certain conditions including the buyer's receipt of acceptable financing, is scheduled to close by the end of the fourth quarter of fiscal 2000. However, there can be no assurance that the transaction will close in a timely manner, if at all. The Company is retaining certain liabilities related to the JB's subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On July 15, 1999, the Company completed the acquisition of La Salsa, Inc. in a business combination accounted for as a purchase. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The addition of 52 Company-operated and 45 franchised restaurants (as of July 15, 1999) associated with the acquisition are the principal reasons for the significant differences when comparing results of operations for the twelve and twenty-eight week periods ended July 13, 2000 with the results of operations for the twelve and twenty-eight week periods ended July 15, 1999. The comparability of future periods will also be affected by the aforementioned transaction and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's unaudited condensed consolidated statements of income for the twelve and twenty-eight week periods ended July 13, 2000 and July 15, 1999. The twelve-week periods ended July 13, 2000 and July 15, 1999 are referred to throughout this document as the second quarter of fiscal 2000 and 1999, respectively.

                                                Twelve Weeks       Twelve Weeks     Twenty-Eight      Twenty-Eight
                                                   Ended              Ended         Weeks Ended       Weeks Ended
                                              July 13, 2000(1)    July 15, 1999    July 13, 2000(1)  July 15, 1999
                                              ----------------    -------------    ----------------  -------------
Revenues:
  Company-operated restaurant operations            96.6%             96.7%             96.8%             96.6%
  Franchised restaurants and other .....             3.4               3.3               3.2               3.4
                                                   -----             -----             -----             -----
     Total revenues ....................           100.0             100.0             100.0             100.0
                                                   -----             -----             -----             -----

Restaurant operating costs: (2)
  Food and packaging ...................            32.5              33.1              32.3              33.3
  Payroll and other employee benefits ..            34.0              34.6              33.3              34.0
  Occupancy and other operating costs ..            24.2              22.3              23.7              22.0
                                                   -----             -----             -----             -----
                                                    90.7              90.0              89.3              89.3
Advertising (2) ........................             2.9               2.8               3.1               3.1
Pre-opening expenses (2) ...............             0.2               0.7               0.2               0.6
General and administrative .............             7.8               6.0               8.2               7.5
                                                   -----             -----             -----             -----

Operating income .......................             1.5               3.6               2.2               2.7
Interest expense .......................            (0.8)             (0.4)             (0.7)             (0.4)
Other income (expense), net ............             1.5               1.5              (0.6)              0.9
Income before income taxes .............             2.3               4.7               0.9               3.2
Income tax expense .....................             0.5               1.3               0.2               0.9
                                                   -----             -----             -----             -----
Net income .............................             1.8%              3.4%              0.7%              2.3%
                                                   -----             -----             -----             -----

--------------------
(1) Includes the operating results of La Salsa for the entire fiscal 2000 period presented.

(2) As a percentage of revenues from Company-operated restaurants.

Revenues from Company-operated restaurants increased $8.6 million to $30.2 million for the second quarter of fiscal 2000 as compared with revenues of $21.6 million during the second quarter of fiscal 1999. Revenues from Company-operated restaurants increased $20 million to $71.2 million for the twenty-eight weeks ended July 13, 2000 as compared with revenues of $51.2 million during the twenty-eight weeks ended July 15, 1999. The increase in revenues for both periods is primarily attributable to the addition of La Salsa on July 15, 1999. La Salsa generated $8.5 million and $19.2 million in revenues, respectively, during the second quarter and twenty-eight weeks ended July 13, 2000.

Revenues from franchised restaurants increased $352,000 to $983,000 for the second quarter of fiscal 2000 as compared with revenues of $631,000 during the second quarter of fiscal 1999. The increase in revenues from franchised restaurants is principally due to the addition of royalties earned by the La Salsa franchise system ($303,000). Revenues from franchised restaurants increased $614,000 to $2.2 million for the twenty-eight weeks ended July 13, 2000 as compared with revenues of $1.6 million during the twenty-eight weeks ended July 15, 1999. The increase in revenues from franchised restaurants for the twenty-eight weeks ended July 13, 2000 as compared to the twenty-eight weeks ended July 15, 1999 is principally due to the addition of royalties earned by the La Salsa franchise system ($672,000).

Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 32.5% for the second quarter of fiscal 2000 as compared with 33.1% during the second quarter of fiscal 1999. For the twenty-eight weeks ended July 13, 2000, food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 32.3% as compared with 33.3% for the twenty-eight weeks ended July 15, 1999. The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants for both the second quarter of fiscal 2000 and the twenty-eight weeks ended July 13, 2000, as compared with the prior year, is primarily due to the addition of La Salsa on July 15, 1999, which operates with lower food and packaging costs as compared to Timber Lodge.

Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 34.0% for the second quarter of fiscal 2000 as compared with 34.6% for the second quarter of fiscal 1999. For the twenty-eight weeks ended July 13, 2000, payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 33.3% as compared with 34.0% for the twenty-eight weeks ended July 15, 1999. The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 2000 and the twenty-eight weeks ended July 13, 2000, as compared with the prior year, is attributable to the addition of La Salsa in July 1999, which operates with lower payroll and other employee benefits costs as a percentage of revenue from Company-operated restaurants than either Timber Lodge, JB's or Green Burrito.

Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 24.2% for the second quarter of fiscal 2000 as compared with 22.3% for the second quarter of fiscal 1999. For the twenty-eight weeks ended July 13, 2000, occupancy and other operating costs as a percentage of revenue from Company-operated restaurants increased to 23.7% as compared with 22.0% for the twenty-eight weeks ended July 15, 1999. The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 2000 and the twenty-eight weeks ended July 13, 2000, as compared with the prior year, is attributable to the addition of La Salsa in July 1999, which operates with higher occupancy and other costs as a percentage of revenue from Company-operated restaurants than Timber Lodge. Additionally, JB's has higher equipment lease rental expense due to the new point-of-sale system installed in the JB's restaurants in the third and fourth quarters of FY 1999.

Advertising costs as a percent of revenue from Company-operated restaurants for both the second quarter of fiscal 2000 and the twenty-eight weeks ended July 13, 2000, have remained constant as compared with the prior year, due to management's objective to spend approximately three to four percent of restaurant sales on advertising.

Pre-opening expenses decreased $76,000 to $74,000 for the second quarter of fiscal 2000 as compared to $150,000 for the second quarter of 1999. For the twenty-eight weeks ended July 13, 2000, pre-opening expenses decreased $170,000 to $151,000 as compared to $321,000 for the twenty-eight weeks ended July 15, 1999. The decrease is due to the reduction in the number of JB's conversions to Timber Lodge Steakhouses from two in fiscal 1999 to only one in fiscal 2000.

General and administrative costs were $2.5 million or 7.8% of total revenues for the second quarter of fiscal 2000 as compared with $1.3 million or 6.0% of total revenues for the second quarter of 1999. For the twenty-eight weeks ended July 13, 2000, general and administrative costs were $6.0 million or 8.2% of total revenues as compared to $4.0 million or 7.5% of total revenues for the twenty-eight weeks ended July 15, 1999. The prior year general and administrative expenses included a charge of approximately $630,000 for costs incurred by the Company related to an attempted acquisition. The remaining increase in general and administrative costs as a percentage of total revenues is attributable to the addition of La Salsa, which operates with higher general and administrative expenses as a percentage of sales than the other concepts operated by the Company.

Interest expense increased to 0.8% of total revenues or $236,000 for the second quarter of 2000 as compared to 0.4% or $99,000 for the second quarter of 1999. For the twenty-eight weeks ended July 13, 2000 interest expense increased to $536,000 or 0.7% of total revenues as compared to $233,000 or 0.4% of total revenues for the twenty-eight weeks ended July 15, 1999. The increase relates to the addition of debt related to La Salsa's credit facility.

Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company's proportionate share of earnings or losses earned by our equity investments in Checkers and CKE. During the second quarter of fiscal 2000, other income, net, increased $140,000 to $482,000 as compared to $342,000 during the second quarter of fiscal 1999. The majority of the increase for the quarter related to the recognition of the Checkers note receivable discount into income upon the note pay-off. For the twenty-eight weeks ended July 13, 2000 other expense, net, decreased $945,000 to an expense of $451,000 as compared to income of $494,000 for the twenty-eight weeks ended July 15, 1999. The other expense, net in the twenty-eight weeks ended July 13, 2000 relates to recording losses in the amount of $1.1 million in our investments in affiliates, offset primarily by interest income earned on invested cash and notes receivable.

YEAR 2000

The Company has addressed the potential business and operational risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, the Company is not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. The Company has not determined whether the application of this accounting standard will have a material impact on its financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101, as amended, is effective for the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not expect the adoption of SAB101 to have a material impact on the Company's consolidated results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that the impact of FIN 44 will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $3.0 million at July 13, 2000 and $3.4 million at December 30, 1999. The decrease in cash and cash equivalents is primarily due to the use of approximately $4.6 million to fund purchases of equipment and other capital improvements and $1.6 million utilized in financing activities, partially offset by $3.6 million provided by operating activities and cash received from the collection of notes receivable in the amount of $2.0 million and $245,000 in proceeds from the maturity of certain short-term investments.

Net cash provided by operating activities was $3.6 million during the twenty-eight week period ended July 13, 2000 which included net income of $501,000 and depreciation and amortization of $3.4 million. Additionally, the Company had non-cash losses on investments in affiliates of $1.1 million and experienced an increase in accrued salaries, wages and employee benefits of $461,000, offset by a decrease in accounts payable and accrued expenses of $988,000 and a decrease of $885,000 in other current liabilities. Investing activities required the Company to use $4.6 million in cash to fund capital additions offset by collections on notes receivable in the amount of $2.0 million. Financing activities required the Company to use $962,000 of cash to reduce other long-term liabilities and $541,000 and $300,000 of cash to repay capital lease obligations and long-term debt, respectively.

During the second quarter of 2000, the Company completed the final conversion of one under-performing JB's restaurant to the Timber Lodge Steakhouse concept at a total conversion cost of approximately $980,000, including pre-opening costs. The Company also re-imaged fifteen La Salsa restaurants during fiscal 2000 at an average cost of approximately $65,000 per restaurant. The Company plans to open up to three new Timber Lodge Steakhouse restaurants in Minnesota and North Dakota during fiscal 2000 which will require the use of approximately $4.9 million of cash. During the second quarter of fiscal 2000, the Company purchased the land for one of these restaurants at a cost of $825,000. The Company also plans to open one new La Salsa restaurant at a cost of approximately $350,000.

The Company believes it will be able to meet its working capital requirements through its cash flows from operations. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources. In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

MARKET RISK

The Company holds publicly-traded common stock of certain affiliated companies. The fair value of these securities at July 13, 2000 was $2.5 million. The potential loss in fair value, using hypothetical 10% and 20% declines in prices, is estimated to be approximately $250,000 and $500,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, as these investments are accounted for under the equity method of accounting. Accordingly, such investments will not be adjusted to market value unless an other than temporary impairment exists.

Additionally, the Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements at July 13, 2000 is $5.9 million. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $59,000 in annual pre-tax earnings.


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


                                          Santa Barbara Restaurant Group, Inc.
                                          (Registrant)

Date: August 28, 2000                     By: /s/ TED ABAJIAN
                                              -------------------------
                                              Ted Abajian
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)