Form 10-Q
period 2000-10-05
SANTA BARBARA RESTAURANT GROUP INC
filed 2000-11-20
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 5, 2000.

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 563-3644

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

         As of November 13, 2000, the registrant had 17,034,238 shares outstanding of its Common Stock, $.08 par value.

                      SANTA BARBARA RESTAURANT GROUP, INC.


                               INDEX TO FORM 10-Q


                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of October 5, 2000
        and December 30, 1999............................................    3

        Condensed Consolidated Statements of Operations for the twelve
        and forty weeks ended October 5, 2000 and October 7, 1999 .......    4

        Condensed Consolidated Statements of Cash Flows for the
        forty weeks ended October 5, 2000 and October 7, 1999 ...........    5

        Notes to Condensed Consolidated Financial Statements.............    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................   13

Item 4. Submission of Matters to a Vote of Security Holders..............   13

Item 6. Exhibits and Reports on Form 8-K.................................   14

Signature................................................................   14

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  October 5,       December 30,
                                                                     2000              1999
                                                                  ----------       ------------
                                                                      (Dollars in thousands)
                                                                           (unaudited)
Current assets:

Cash and cash equivalents.......................................   $  1,287         $  2,339
Short-term investments..........................................        675              640
Accounts receivable, net of allowance for doubtful accounts
  of $368,000 in 2000 and $130,000 in 1999......................      1,128            1,333
Current portion of notes receivable.............................        139              115
Current portion of related party notes receivable...............         30            2,006
Inventories.....................................................        682              982
Current deferred tax assets.....................................      1,300            1,816
Prepaid expenses................................................        697              563
Net assets of discontinued operations (note 7)..................      8,500           13,458
Other current assets............................................        208              291
                                                                   --------         --------
         Total current assets...................................     14,646           23,543

Property and equipment, net.....................................     29,604           25,672
Property under capital leases, net..............................        531              571
Investments in affiliated companies.............................      1,201            2,637
Notes receivable, net...........................................        377              324
Related party notes receivable, net.............................         70              100
Costs in excess of net assets of businesses
  acquired, net of accumulated amortization of
  $827,000 in 2000 and $344,000 in 1999.........................     19,996           20,083
Deferred tax assets.............................................      1,481              555
Other assets....................................................      1,752            1,877
                                                                   --------         --------
                                                                   $ 69,658         $ 75,362
                                                                   ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current installments of long-term debt..........................   $  1,200         $  1,204
Current portion of capital lease obligations....................         70               89
Accounts payable and accrued expenses...........................      3,088            3,498
Accrued salaries, wages and employee benefits...................      1,872            1,418
Income taxes payable............................................         23               --
Other current liabilities.......................................      1,987            3,545
                                                                   --------         --------
      Total current liabilities.................................      8,240            9,754

Long-term debt, less current installments.......................      4,517            4,500
Capital lease obligations, less current portion.................        446              514
Other long-term liabilities.....................................      1,987            2,652

Shareholders' equity:
  Common stock, $.08 par value, authorized 50,000,000
    shares; 20,736,330 shares issued and 17,302,692 and
    18,590,878 outstanding in 2000 and 1999, respectively.......      1,659            1,659
Additional paid in capital......................................     73,617           73,617
Less cost of treasury stock, 3,433,638 and 2,145,452
  shares in 2000 and 1999, respectively ........................     (5,024)          (3,671)
Accumulated deficit.............................................    (15,784)         (13,663)
                                                                   --------         --------
  Total shareholders' equity....................................     54,468           57,942
                                                                   --------         --------
                                                                   $ 69,658         $ 75,362
                                                                   ========         ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

         SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                              Twelve Weeks    Twelve Weeks       Forty Weeks      Forty Weeks
                                                                 Ended            Ended             Ended            Ended
                                                               October 5,       October 7,        October 5,       October 7,
                                                                  2000             1999              2000            1999
                                                              ------------    ------------       -----------      -----------
Revenues:
  Company-operated restaurant operations ...............        $ 19,052         $ 17,698         $ 62,787         $ 39,406
  Franchised restaurants ...............................             545              689            1,944            1,481
  Other ................................................              66              109              244              362
                                                                --------         --------         --------         --------
    Total revenues .....................................          19,663           18,496           64,975           41,249
                                                                --------         --------         --------         --------

Restaurant operating costs:
  Food and packaging ...................................           6,282            6,008           20,609           13,882
  Payroll and other employee benefits ..................           5,658            5,219           18,428           11,637
  Occupancy and other operating costs ..................           4,548            4,110           14,597            9,187
                                                                --------         --------         --------         --------
    Total restaurant operating costs ...................          16,488           15,337           53,634           34,706

  Advertising ..........................................             688              756            2,202            1,544
  Pre-opening expenses .................................             116               13              267              334
  General and administrative ...........................           1,837            1,588            5,750            3,533
                                                                --------         --------         --------         --------
    Total ..............................................           2,641            2,357            8,219            5,411
                                                                --------         --------         --------         --------

    Operating income ...................................             534              802            3,122            1,132

Interest expense .......................................            (146)             (99)            (485)             (99)
Other income, net (a) ..................................           1,231              172              683              564
    Income from continuing operations before
      income tax expense ...............................           1,619              875            3,320            1,597
Income tax expense .....................................             324              247              664              449
                                                                --------         --------         --------         --------
     Income from continuing operations .................           1,295              628            2,656            1,148

Discontinued operations (note 7):
     Income (loss) from discontinued operations
       less applicable income tax expense (benefit)
       of ($54), $58, ($269), and ($329) ...............            (215)             149           (1,074)             847
     Loss on disposal of JB's, including provision of
       $651 for operating losses during phase-out period
       (less applicable income tax benefit of $926) ....          (3,703)              --           (3,703)              --
                                                                --------         --------         --------         --------
     Net income (loss)..................................        $ (2,623)        $    777         $ (2,121)        $  1,995
                                                                ========         ========         ========         ========

Basic earnings (loss) per share:
   Income from continuing operations ...................            0.08             0.03             0.15             0.07
   Income (loss) from discontinued operations ..........           (0.23)            0.01            (0.26)            0.05
                                                                --------         --------         --------         --------
   Net income (loss) ...................................        $  (0.15)        $   0.04         $  (0.11)        $   0.12
                                                                ========         ========         ========         ========
   Basic weighted average shares outstanding ...........          17,273           19,950           18,040           17,138
                                                                ========         ========         ========         ========
Diluted earnings (loss) per share:
   Income from continuing operations ...................            0.07             0.03             0.15             0.07
   Income (loss) from discontinued operations ..........           (0.22)            0.01            (0.26)            0.05
                                                                --------         --------         --------         --------
   Net income (loss)....................................        $  (0.15)        $   0.04         $  (0.11)        $   0.12
                                                                ========         ========         ========         ========
   Diluted weighted average shares outstanding .........          17,373           20,055           18,140           17,284
                                                                ========         ========         ========         ========

(a) Includes gains on the sale of Checkers Drive-In Restaurants, Inc. Common Stock of $1.2 million and 1.3 million for the twelve and forty week periods ended October 5, 2000, respectively.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                            Forty           Forty
                                                                         Weeks Ended     Weeks Ended
                                                                          October 5,      October 7,
                                                                             2000            1999
                                                                         -----------     -----------
Cash flows from operating activities:
  Net income (loss) ...............................................        $(2,121)        $ 1,995
  Adjustments to reconcile net income (loss) to
    net cash flows provided by operating activities:
      Depreciation and amortization ...............................          3,191           2,064
      Loss on investments in affiliated companies .................          1,456              --
      Loss (income) from discontinued operations ..................          1,074            (847)
      Loss on disposal of discontinued operations .................          3,703              --
      Loss on disposal of property and equipment ..................             27              --
      Changes in operating assets and liabilities:
        Accounts receivable .......................................            143             (40)
        Inventories, prepaids and other current assets ............         (1,673)            601
        Accounts payable and accrued expenses .....................           (896)          1,204
        Accrued salaries, wages and employee benefits .............            254             364
        Other current liabilities .................................            (13)         (1,284)
                                                                           -------         -------
        Net cash provided by  continuing operations ...............          5,145           4,057
        Net cash provided by (used in) discontinuing operations ...           (239)          2,032
                                                                           -------         -------
        Net cash provided by operating activities .................          4,906           6,089
                                                                           -------         -------

Cash flows from investing activities:
  Purchases of short-term investments .............................            (35)           (489)
  Cash released on sale of discontinued operations, net ...........           (810)             --
  Cash received from acquisition, net .............................             --             792
  Issuance of notes receivable and related party notes receivable .           (152)         (2,100)
  Collection of notes receivable and related party notes receivable          2,031              97
  Net change in other assets ......................................          1,287             (34)
  Proceeds from sale of property and equipment ....................             13              --
  Purchases of property and equipment .............................         (6,722)         (1,178)
                                                                           -------         -------
        Net cash used in continuing operations ....................         (4,388)         (2,912)
        Net cash provided by (used in) discontinued operations ....            776          (2,880)
                                                                           -------         -------
        Net cash used in investing activities .....................         (3,612)         (5,792)
                                                                           -------         -------

Cash flows from financing activities:
  Payment of capital lease obligations ............................            (55)             --
  Payment of long-term debt .......................................           (900)           (320)
  Proceeds from long-term borrowing ...............................            950              --
  Purchase of treasury stock ......................................         (1,353)         (1,176)
  Inter-company obligation to discontinued operation ..............           (747)         (2,038)
  Net change in other long-term liabilities .......................           (514)           (134)
                                                                           -------         -------
        Net cash used in continuing operations ....................         (2,619)         (3,668)
        Net cash provided by (used in) discontinued operations ....           (759)            446
                                                                           -------         -------
        Net cash used by financing activities .....................         (3,378)         (3,222)
                                                                           -------         -------

Net decrease in cash and cash equivalents .........................         (2,084)         (2,925)
Cash and cash equivalents at beginning of period(a) ...............          3,371           7,043
                                                                           -------         -------
Cash and cash equivalents at end of period(b) .....................        $ 1,287         $ 4,118
                                                                           =======         =======
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ....................................................        $   373         $   100
      Income taxes ................................................        $     2         $   171

Non cash investing and financing activities:
    Issuance of common stock to acquire related party
      notes receivable ............................................        $               $ 2,646
    Issuance of common stock to acquire La Salsa ..................        $               $ 7,725
    Issuance of warrants to acquire La Salsa ......................        $               $   407
    Issuance of convertible subordinated promissory notes
      to acquire La Salsa .........................................        $    --         $ 3,863

---------------
(a) Includes $1,032 and $1,212 of cash from discontinued operations for the periods ended October 5, 2000 and October 7, 1999, respectively.

(b) Includes $0 and $810 of cash from discontinued operations for the periods ended October 5, 2000 and October 7, 1999, respectively.


          The accompanying notes are an integral part of the condensed consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. Information relating to periods ending prior to July 15, 1999 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of La Salsa, Inc. ("La Salsa") which the company acquired on July 15, 1999 in a purchase business combination. As of October 5, 2000, the Company operated 24 Timber Lodge Steakhouse restaurants, 46 La Salsa restaurants and five Green Burrito restaurants. The Company also has 35 Green Burrito stand-alone franchise restaurants, 214 dual-concept franchise restaurants, 47 franchised La Salsa restaurants and one franchised Timber Lodge Steakhouse for a total of 372 restaurants. For all periods presented herein, the Company has accounted for its JB's Family Restaurants, Inc. ("JB's") subsidiary which, as of October 5, 2000 operated and franchised a total of 79 JB's restaurants and six Galaxy Diner restaurants, as a discontinued operation in its Condensed Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See
Note 7.

2. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended December 30, 1999.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the fiscal 2000 presentation, including its treatment of JB's as a discontinued operation in accordance with APB 30.

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

                                                               Forty weeks
                                                                  ended
                                                             October 7, 1999
                                                             ---------------
                                                               (Amounts in
                                                             thousands except
                                                              share and per
                                                              share amounts)
        Total revenues...................................        $59,843
        Net income.......................................        $   966
        EPS - basic......................................        $   .05
        EPS - diluted....................................        $   .05
        Weighted average shares outstanding - basic......         20,316
        Weighted average shares outstanding - diluted....         20,462

4. SEGMENT AND RELATED INFORMATION

The Company currently operates two reportable segments: Steakhouse and Quick Serve Mexican. The Family Dining segment historically was comprised of the Company's JB's and Galaxy Diner restaurants and has been reclassified as a discontinued operation in the Condensed Consolidated Financial Statements; therefore, its operating results are excluded from this section. See Note 7.

The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick Serve Mexican segment is comprised of La Salsa and Green Burrito restaurants which are positioned in the "fast food" segment of the restaurant industry. The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents, short-term investments, net assets of discontinued operations, investments in affiliated companies, corporate notes receivable, and deferred income taxes for all periods presented. The corporate component of segment profit (loss) before income taxes includes corporate general and administrative expenses, interest income and our equity income (loss) generated from our investments in affiliated companies for all periods presented. In 1999, the corporate component of segment profit (loss) before income taxes for the forty weeks ended October 7, 1999 also includes $630,000 of costs incurred related to an attempted acquisition.

                                                                             Quick Serve
                                            Steakhouse       Mexican          Corporate          Total
                                            ----------       -------         -----------       --------
                                                               (Dollars in thousands)
Twelve Weeks Ended October 5, 2000

Revenues ...........................        $ 10,024         $  9,639         $     --         $ 19,663
Interest income ....................               5               58               33               96
Interest expense ...................             (10)            (136)              --             (146)
Depreciation and amortization ......             498              491               --              989
Pre-opening expenses ...............             107                9               --              116
Segment profit before tax ..........        $     78         $    369         $  1,172         $  1,619

Twelve Weeks Ended October 7, 1999

Revenues ...........................        $  9,045         $  9,451         $     --         $ 18,496
Interest income ....................               7               56              147              210
Interest expense ...................              --              (99)              --              (99)
Depreciation and amortization ......             444              473               --              917
Pre-opening expenses ...............              10                3               --               13
Segment profit before tax ..........        $    232         $    571         $     72         $    875

Forty Weeks Ended October 5, 2000

Revenues ...........................        $ 33,466         $ 31,509         $     --         $ 64,975
Interest income ....................              49              218              314              611
Interest expense ...................             (35)            (450)              --             (485)
Depreciation and amortization ......           1,627            1,564               --            3,191
Pre-opening expenses ...............             258                9               --              267
Segment profit (loss) before tax ...           1,009            1,924              387            3,320
Total assets as of October 5, 2000 .        $ 31,201         $ 24,317         $ 14,140         $ 69,658

Forty Weeks Ended October 7, 1999

Revenues ...........................        $ 29,548         $ 11,701         $     --         $ 41,249
Interest income ....................              47              141              415              603
Interest expense ...................              --              (99)              --              (99)
Depreciation and amortization ......           1,466              598               --            2,064
Pre-opening expenses ...............             331                3               --              334
Segment profit (loss) before tax ...             979              920             (302)           1,597
Total assets as of December 30, 1999        $ 30,234         $ 27,776         $ 17,352         $ 75,362

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

On May 5, 2000, Checkers paid in full the then outstanding principal and interest balance on the senior debt.

Additionally, in 1999, the Company issued promissory notes to certain executives in the total amount of $153,000, of which $100,000 remains outstanding at October 5, 2000.

6. CALCULATION OF EARNINGS PER SHARE

                                                   Twelve             Twelve         Forty            Forty
                                                 Weeks Ended       Weeks Ended    Weeks Ended       Weeks Ended
                                                 October 5,         October 7,    October 5,        October 7,
                                                    2000               1999           2000             1999
                                                 -----------       -----------    -----------       ----------
                                                       (In thousands, except share and per share amounts)
Basic Earnings Per Share:
Numerator
  Net income from continuing operations ..        $  1,295         $    628         $  2,656         $  1,148
                                                  ========         ========         ========         ========

Denominator
  Weighted average shares outstanding ....          17,373           20,050           18,140           17,264

  Escrowed restricted shares .............            (100)            (100)            (100)            (126)
                                                  --------         --------         --------         --------

  Basic weighted average shares
    outstanding ..........................          17,273           19,950           18,040           17,138
                                                  ========         ========         ========         ========

  Basic earnings per share from
    continuing operations ................        $   0.08         $   0.03         $   0.15         $   0.07
                                                  ========         ========         ========         ========

Diluted Earnings Per Share:
Numerator
  Net income from continuing operations ..        $  1,295         $    628         $  2,656         $  1,148
                                                  ========         ========         ========         ========

Denominator
  Basic weighted average shares
    outstanding ..........................          17,273           19,950           18,040           17,138

Incremental common shares attributable to:
  Escrowed restricted shares .............             100              100              100              126
  Exercise of outstanding options ........              --                5               --               20
                                                  --------         --------         --------         --------
                                                       100              105              100              146

Diluted weighted average shares
  outstanding ............................          17,373           20,055           18,140           17,284
                                                  ========         ========         ========         ========
Diluted earnings per share from
  continuing operations ..................        $   0.07         $   0.03         $   0.15         $   0.07
                                                  ========         ========         ========         ========

For the periods ended October 5, 2000 and October 7, 1999, 7.0 million and 6.3 million shares, respectively, relating to the possible exercise of outstanding stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

7. DISCONTINUED OPERATIONS

The Company has been pursuing the sale of its JB's subsidiary throughout fiscal 2000. On August 15, 2000, the buyer secured a financing commitment for the transaction which prompted the Company to initiate treatment of JB's as a discontinued operation during the third quarter of fiscal 2000. Subsequently, on November 13, 2000, the Company completed the sale of its JB's Family Restaurants, Inc. subsidiary, the owner and operator of JB's and Galaxy Diner restaurants and franchisor of JB's restaurants. The Company received cash proceeds of $8.0 million and a note for $1.3 million from the buyer. In addition, the buyer assumed JB's debt obligations of approximately $5.0 million and other liabilities of approximately $5.5 million. The Company recognized a $3.7 million loss net of taxes, on the disposal of JB's. The discontinued operations of JB's generated revenues of $11.2 million and $39.5 million for the twelve and forty week periods ended October 5, 2000, respectively, and losses from operations (net of taxes), of $215,000 and $1.1 million, for the twelve and forty week periods ended October 5, 2000, respectively.

8. SUBSEQUENT EVENT

On October 12, 2000, the Company sold its two Timber Lodge Steakhouse restaurants in Utah to Famous Dave's of America, Inc. for total consideration of approximately $1.7 million, which represents their approximate net book value. The consideration consisted of $600,000 in cash, a $600,000 seven year fully amortized note bearing interest at 10% and 125,000 shares of Famous Dave's common stock (NASDAQ: DAVE). As a result of the transaction, the Company was fully released from the lease obligations of both restaurants. Famous Dave's will operate the restaurants for up to 90 days as Timber Lodge Steakhouses and then will convert them to one of its restaurant concepts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On July 15, 1999, the Company completed the acquisition of La Salsa, Inc. in a business combination accounted for as a purchase. As of October 5, 2000, the Company has accounted for JB's as a discontinued operation in its Condensed Consolidated Financial Statements. Accordingly, the results of JB's are excluded from all periods presented in the following Management's Discussion and Analysis. The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The results of operations for the twelve week period ended October 5, 2000, and October 7, 1999, both include twelve weeks of operating results for La Salsa. The results of operations for the forty weeks ended October 7, 1999, include twelve weeks of operations for La Salsa. The addition of 52 Company-operated and 45 franchised restaurants (as of July 15, 1999) associated with the acquisition are the principal reasons for the significant differences when comparing results of operations for the forty week period ended October 5, 2000 with the results of operations for the forty week period ended October 7, 1999. The comparability of future periods will also be affected by the aforementioned transaction and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's unaudited condensed consolidated statements of operations for the twelve and forty week periods ended October 5, 2000 and October 7, 1999. The twelve-week periods ended October 5, 2000 and October 7, 1999 are referred to throughout this document as the third quarter of fiscal 2000 and 1999, respectively.

                                             Twelve Weeks   Twelve Weeks      Forty         Forty
                                                Ended          Ended        Weeks Ended   Weeks Ended
                                              October 5,     October 7,     October 5,    October 7,
                                              2000(1)(4)      1999(4)       2000(1)(4)    1999(2)(4)
                                             ------------   -------------   ----------    ----------
Revenues:
  Company-operated restaurant operations         96.9%          95.7%          96.6%          95.5%
  Franchised restaurants and other .....          3.1            4.3            3.4            4.5
                                                -----          -----          -----          -----
     Total revenues ....................        100.0          100.0          100.0          100.0
                                                -----          -----          -----          -----

Restaurant operating costs: (3)
  Food and packaging ...................         33.0           33.9           32.8           35.2
  Payroll and other employee benefits ..         29.7           29.5           29.4           29.6
  Occupancy and other operating costs ..         23.8           23.3           23.3           23.3
                                                -----          -----          -----          -----
                                                 86.5           86.7           85.5           88.1

Advertising (3) ........................          3.6            4.3            3.4            3.9
Pre-opening expenses (3) ...............          0.6            0.1            0.4            0.9
General and administrative .............          9.3            8.6            8.9            8.6
                                                -----          -----          -----          -----

Operating income .......................          2.7            4.3            4.8            2.7
Interest expense .......................         (0.7)          (0.5)          (0.7)          (0.2)
Other income, net ......................          6.2            0.9            1.0            1.4

Income from continuing operations before
  income tax expense ...................          8.2            4.7            5.0            3.9
Income tax expense .....................          1.6            1.3            1.0            1.1
                                                -----          -----          -----          -----
Income from continuing operations ......          6.6%           3.4%           4.1%           2.8%
                                                -----          -----          -----          -----

--------------
(1) Includes the operating results of La Salsa for the entire fiscal 2000 period presented.

(2) Includes the operating results of La Salsa for twelve weeks

(3) As a percentage of revenues from Company-operated restaurants.

(4) Excludes the results of JB's as they have been recorded as a discontinued operation in accordance with APB 30

Revenues from Company-operated restaurants increased $1.3 million to $19.1 million for the third quarter of fiscal 2000 as compared with revenues of $17.7 million during the third quarter of fiscal 1999. This increase in revenues is primarily attributable to same-store sales increases at Timber Lodge and La Salsa of 2.2% and 4.5%, respectively as compared to the prior year period. Revenues from Company-operated restaurants increased $23.4 million to $62.8 million for the forty weeks ended October 5, 2000 as compared with revenues of $39.4 million during the forty weeks ended October 7, 1999. This increase in revenues is primarily attributable to the addition of La Salsa on July 15, 1999, which generated $19.2 million in revenues during the first two quarters of 2000. In addition, Timber Lodge same store sales increased 4.7% during fiscal 2000 and two new Timber Lodge restaurants have opened since October 7, 1999, generating $2.4 million in incremental revenues for the forty week period ended October 5, 2000.

Revenues from franchised restaurants decreased $144,000 to $545,000 for the third quarter of fiscal 2000 as compared with revenues of $689,000 during the third quarter of fiscal 1999. The decrease in revenues from franchised restaurants is principally due to a reduction in royalties earned from dual-concept restaurants resulting from the Company's decision to reduce the dual-concept royalty rate from four percent of revenues to three percent of revenues in exchange for a reduction in services provided by the Company. Revenues from franchised restaurants increased $463,000 to $1.9 million for the forty weeks ended October 5, 2000 as compared with revenues of $1.5 million during the forty weeks ended October 7, 1999. The increase in revenues from franchised restaurants for the forty weeks ended October 5, 2000 as compared to the forty weeks ended October 7, 1999 is principally due to the addition of royalties earned by the La Salsa franchise system ($672,000) during the first two quarters of fiscal 2000, partially offset by reduced royalties generated by dual-concept restaurants during the third quarter of fiscal 2000.

Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 33.0% for the third quarter of fiscal 2000 as compared with 33.9% during the third quarter of fiscal 1999. This decrease is the result of a 310 basis point decrease in food and packaging costs at La Salsa partially offset by a 50 basis point increase in food and packaging costs at Timber Lodge during the third quarter of 2000 as compared to the prior year. For the forty weeks ended October 5, 2000, food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 32.8% as compared with 35.2% for the forty weeks ended October 7, 1999. This decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants as compared with the prior year, is primarily due to the addition of La Salsa on July 15, 1999, which operates with lower food and packaging costs as compared to Timber Lodge.

Payroll and other employee benefits as a percent of revenue from Company-operated restaurants for both the third quarter of fiscal 2000 and the forty weeks ended October 5, 2000 have remained nearly constant as compared with the prior year.

Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 23.8% for the third quarter of fiscal 2000 as compared with 23.3% for the third quarter of fiscal 1999. For the forty weeks ended October 5, 2000, occupancy and other operating costs as a percentage of revenue from Company-operated restaurants was comparable with the prior year. The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants for the third quarter of fiscal 2000, as compared with the prior year, is attributable to the closure of six under-performing Company-operated La Salsa restaurants since the end of the third quarter of fiscal 1999.

Advertising costs as a percent of revenue from Company-operated restaurants for the third quarter of fiscal 2000 and the forty weeks ended October 5, 2000, have decreased by 70 and 50 basis points respectively, as compared with the prior year. The decrease is primarily due to the same-store sales increases at both Timber Lodge and La Salsa.

Pre-opening expenses increased $103,000 to $116,000 for the third quarter of fiscal 2000 as compared to $13,000 for the third quarter of 1999. The increase in pre-opening expenses is attributable to the opening of a Timber Lodge Steakhouse restaurant on October 12, 2000 in Stillwater, Minnesota. For the forty weeks ended October 5, 2000, pre-opening expenses decreased $67,000 to $267,000 as compared to $334,000 for the forty weeks ended October 7, 1999.

General and administrative costs were $1.8 million or 9.3% of total revenues for the third quarter of fiscal 2000 as compared with $1.6 million or 8.6% of total revenues for the third quarter of 1999. For the forty weeks ended October 5, 2000, general and administrative costs were $5.8 million or 8.9% of total revenues as compared to $3.5 million or 8.6% of total revenues for the forty weeks ended October 7, 1999. The increase in general and administrative costs as a percentage of total revenues is attributable to the addition of La Salsa, which operates with higher general and administrative expenses as a percentage of sales than the Company's Timber Lodge Steakhouse Restaurants.

Interest expense increased to 0.7% of total revenues or $146,000 for the third quarter of 2000 as compared to 0.5% or $99,000 for the third quarter of 1999. For the forty weeks ended October 5, 2000 interest expense increased to $485,000 or 0.7% of total revenues as compared to $99,000 or 0.2% of total revenues for the forty weeks ended October 7, 1999. The increase relates to the addition of debt related to La Salsa's credit facility.

Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable, gains on the sale of Checkers common stock, and the Company's proportionate share of earnings or losses earned by our equity investments in Checkers and CKE. During the third quarter of fiscal 2000, other income, net, increased $1,059,000 to $1,231,000 as compared to $172,000 during the third quarter of fiscal 1999. During the third quarter of fiscal 2000, the Company sold its remaining 367,172 shares of Checkers Drive-In Restaurants, Inc. common stock and recognized a gain of $1.2 million. For the forty weeks ended October 5, 2000 other income, net, increased $119,000 to $683,000 as compared to $564,000 for the forty weeks ended October 7, 1999. The increase in other income, net, for the forty weeks ended October 5, 2000 as compared to the prior year, is primarily attributable to a $1.3 million gain on the sale of 399,472 shares of Checkers common stock partially offset by losses recorded as the result of our investments in affiliates.

The discontinued operations of JB's, which the Company sold on November 13, 2000, (See Note 7), generated after tax losses of $215,000 and $1,074,000, respectively, for the twelve and forty week periods ending October 5, 2000, as compared to after tax income of $149,000 and $847,000, respectively, for the comparable prior year periods. The substantial erosion of profits in this division is primarily due to ongoing sales declines. During the third quarter of fiscal 2000, the Company recognized a $3.7 million loss net of taxes on the disposal of JB's.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to adopt the statement, as amended by SFAS 137 and SFAS 138, in the first quarter of fiscal year 2001. We are currently studying the impact of this pronouncement on our consolidated financial statements and results of operations. At this time, we are unable to assess the impact of adopting SFAS 133, as amended.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101 A and 101 B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these bulletins are effective for our company commencing with quarter beginning January 1, 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB 101 may have on its consolidated financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We adopted FIN 44 during the quarter ended October 5, 2000. This adoption did not have a material effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents, excluding discontinued operations, of approximately $1.3 million at October 5, 2000 and $2.3 million at December 30, 1999. The decrease in cash and cash equivalents is primarily due to the use of approximately $6.7 million to fund purchases of equipment and other capital improvements and $3.4 million utilized in financing activities, partially offset by $4.9 million provided by operating activities and cash received from the collection of notes receivable in the amount of $2.0 million.

Net cash provided by operating activities was $4.9 million during the forty week period ended October 5, 2000 which included cash used by discontinued operations of $239,000, and net losses of $2.1 million offset by $3.2 million of depreciation and amortization. Additionally, the Company had non-cash losses on investments in affiliates of $1.5 million and a $3.7 million non-cash loss on the disposal of discontinued operations. Investing activities required the Company to use $6.7 million in cash to fund capital additions partially offset by collections on notes receivable in the amount of $2.0 million. Financing activities required the Company to use $1.4 million of cash to acquire 1.2 million shares of the Company's common stock and $759,000 to fund discontinued operations.

During fiscal 2000, the Company completed the final conversion of one under-performing JB's restaurant to the Timber Lodge Steakhouse concept at a total conversion cost of approximately $980,000. The Company has also completed the construction of one new Timber Lodge Steakhouse restaurant which opened on October 12, 2000. The Company expects to open two additional Timber Lodge Steakhouse restaurants during the fourth quarter of fiscal 2000 utilizing approximately $2.0 million of cash during the fourth quarter. The Company also re-imaged seventeen La Salsa restaurants during fiscal 2000 at an average cost of approximately $65,000 per restaurant. The Company plans to remodel additional La Salsa restaurants during fiscal 2000 and the first quarter of fiscal 2001 The Company also plans to open one new La Salsa restaurant at a cost of approximately $350,000 during the fourth quarter of fiscal 2000, and is currently negotiating leases to further expand La Salsa in 2001.

The Company believes it will be able to meet its working capital requirements through its cash flows from operations and the cash proceeds of approximately $8.0 million from the disposition of JB's on November 13, 2000. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources. In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

MARKET RISK

The Company holds publicly-traded common stock of another restaurant company. The fair value of this security at October 5, 2000 was $687,000. The potential loss in fair value, using a hypothetical 10% and 20% decline in the price, is estimated to be approximately $69,000 and $138,000, respectively. Such a loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated the investment as this investment has historically been accounted for under the equity method of accounting. Accordingly, this investment will not be adjusted to market value unless an other than temporary impairment exists.

Additionally, the Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements at October 5, 2000 is $5.9 million. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $59,000 in annual pre-tax earnings.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2000, La Salsa Franchise, Inc. settled the arbitration and all related actions arising from its dispute with DaNata, Inc. (a La Salsa franchisee with eight restaurants in the state of Utah) and its principals, Neil Breton and Paul Marsh (collectively, "DaNata,"). Pursuant to the Settlement Agreement, DaNata paid La Salsa, Inc. all past due royalty and national advertising fund contributions which it owed and reimbursed La Salsa, Inc. for a significant portion of its legal fees. In addition, DaNata agreed that within one year from the settlement, it would either sell its restaurants to new or existing La Salsa franchisees or "buy-out" of its franchise agreements by paying a certain predetermined amount. In the event of a "buy-out", DaNata would still be subject to certain restrictions prohibiting it from directly competing with La Salsa. DaNata also agreed to keep all accounts current and operate its restaurants in accordance with La Salsa's standards and specifications.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meetings of Stockholders of the Company was held on October 12, 2000. At the meeting, the following actions were taken by the stockholders.

         Results of voting for the Directors was as follows:


         William P. Foley, II    For: 15,588,446      Withheld: 383,978
         Andrew F. Puzder        For: 15,592,346      Withheld: 380,078
         Frank P. Wiley          For: 15,604,828      Withheld: 367,596
         Burt Sugarman           For: 15,605,128      Withheld: 367,296
         Charles Rolles          For: 15,592,638      Withheld: 379,786

         A proposal for the adoption and approval of a Company Employee Stock Purchase Plan was as follows:

                        For:      11,049,615
                        Against:     489,901
                        Abstain:     102,940

         The appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000 was ratified and approved. The voting on the proposal was as follows:

                        For:      15,731,507
                        Against:     144,748
                        Abstain:      96,169

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


                                           Santa Barbara Restaurant Group, Inc.
                                           (Registrant)

Date: November 20, 2000                    By: /s/ TED ABAJIAN
                                               ---------------------------------
                                                   Ted Abajian
                                                   Chief Executive Officer
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)