Form 10-K
period 2000-12-28
SANTA BARBARA RESTAURANT GROUP INC
filed 2001-03-30
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

  (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2000

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
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)


            3938 STATE STREET, SUITE 200
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

                               Yes [X]       No [  ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the registrant on March 12, 2001 was approximately $17.5 million based upon the closing price of the common stock, as reported on the NASDAQ Small Cap Market.

    The number of shares of the common stock of the registrant outstanding on March 12, 2001 was 15,869,063.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2000

                                                                                                  PAGE
                                                   PART I
Item 1.      Business..........................................................................     3
Item 2.      Properties........................................................................     7
Item 3.      Legal Proceedings.................................................................     8
Item 4.      Submission of Matters to a Vote of Security Holders...............................     8

                                                  PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............     9
Item 6.      Selected Financial Data...........................................................     9
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations.....................................................................    10
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk........................    14
Item 8.      Financial Statements and Supplementary Data.......................................    14
Item 9.      Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial
             Disclosure........................................................................    14

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant................................    15
Item 11.     Executive Compensation............................................................    15
Item 12.     Security Ownership of Certain Beneficial Owners and Management....................    15
Item 13.     Certain Relationships and Related Transactions....................................    15

                                                  PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    17

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Santa Barbara Restaurant Group, Inc., a Delaware corporation ("SBRG" or the "Company") is engaged in the food service industry. As of December 28, 2000 the Company operated 45 La Salsa restaurants, 25 Timber Lodge Steakhouse restaurants, and five Green Burrito restaurants. The Company also franchises 47 La Salsa restaurants, 35 Green Burrito stand-alone restaurants, one Timber Lodge Steakhouse restaurant and 216 Green Burrito dual-concept restaurants.

    The Company's fiscal year ends on the last Thursday of December. For clarity of presentation, the Company has described all years as if the fiscal year ended on December 31.

MATERIAL DEVELOPMENTS IN FISCAL 2000

    On October 12, 2000, the Company sold its two Timber Lodge Steakhouse restaurants in Utah to Famous Dave's of America, Inc. ("Famous Dave's") for total consideration of approximately $1.7 million, the approximate net book value of the two restaurants. The consideration consisted of $600,000 in cash, a $600,000 seven year fully amortized note bearing interest at 10% and 125,000 shares of Famous Dave's common stock (NASDAQ: DAVE). As a result of the transaction, the Company was fully released from the lease obligations of both restaurants. Famous Dave's has converted the restaurants to one of its restaurant concepts. During the first quarter of fiscal 2001, the Company liquidated its investment in Famous Dave's common stock for approximately $488,000, resulting in a gain of $19,000.

    On November 13, 2000, the Company completed the sale of its JB's Family Restaurants, Inc. ("JB's") subsidiary, to LBW Investments, L.L.C., a company controlled by the former Chief Executive Officer of JB's. The Company received net cash proceeds of approximately $7.7 million and a note for $1.3 million, after giving effect to certain deductions, from the buyer. In addition, the buyer assumed JB's debt obligations of approximately $5.0 million and other liabilities of approximately $5.5 million.JB's generated revenues of $39.5 million, $54.7 million and $18.4 million during fiscal 2000, 1999 and 1998, respectively.

RESTAURANT OPERATIONS

The following describes the Company's continuing restaurant operations as of December 31, 2000.

LA SALSA

CONCEPT AND MENU. The Company's LA SALSA FRESH MEXICAN GRILL(R) restaurants are quality, quick-service restaurants featuring traditional Mexican food items. The restaurants, modeled after the "taquerias" of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, taquitos, and quesadillas. Menu items range from individual tacos, which sell for $2.35 to combination plates, which range in price from $5.95 to $7.45. The restaurants also offer a self-service salsa bar featuring a variety of condiments and freshly made salsas, allowing the customers to garnish and spice their food according to individual tastes.

The Company's LA SALSA FRESH MEXICAN GRILL(R) restaurants emphasize generous portions and high quality ingredients including Grade "A" skinless chicken, USDA lean steak, Mahi Mahi, shrimp, real cheddar and Monterey Jack cheese, long-grain rice and both black and pinto beans. All ingredients are prepared fresh, as there are no microwaves or can openers in the stores. All food is prepared to order; ensuring that each item served will be fresh and hot. Beer is served in a limited number of locations, and two locations offer a full bar with sit-down restaurant accommodations.

COMPANY-OPERATED RESTAURANTS. As of December 31, 2000 the Company operated 45 La Salsa restaurants.

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

FRANCHISE PROGRAM. The Company has 47 franchised restaurants that operate in California, Nevada, Arizona, Utah, Texas, Colorado, Ohio, Connecticut and Puerto Rico. The majority of La Salsa franchise agreements require the payment of an initial franchise fee of $30,000 per restaurant and the payment of continuing royalty fees based on a percentage of gross sales.

BRAND STRATEGY. La Salsa was acquired on July 15, 1999. Since the acquisition, the Company has implemented a number of strategies intended to increase operating margins by, enhancing menu offerings, improving customer service, and taking advantage of consolidated purchasing opportunities. During fiscal 2000, the Company remodeled 25 existing restaurants. The Company plans to remodel additional restaurants in 2001 and begin opening new Company-operated La Salsa restaurants during 2001.

In addition, the Company entered into a development agreement with a new franchisee which calls for the development of three restaurants over three years beginning in 2001 The Company plans to continue expanding through franchising with multi-unit franchise operators.

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

    The Company believes the prices for its menu items give customers good value; entree selections at Company operated stores currently range in price from $.99 for a "super value menu" item to $4.09 for a combination plate including two steak tacos, salad, rice and beans. The most popular menu items include the "Big Ed" burrito, a burrito weighing over two pounds consisting of steak, carnitas, refried beans, rice, lettuce, tomato, guacamole, cheese and double tortillas at a price of $4.89, and "wet burritos," consisting of refried beans, rice, cheese, and a choice of steak, chicken, beef or pork covered with either green chili sauce or enchilada sauce, and cheese, served with tortilla chips at a price of $4.09. The menu also features special family prices, which discount some of the menu items for large quantity orders.

    COMPANY-OPERATED RESTAURANTS. As of December 31, 2000, the Company operated five restaurants, four of which are wholly-owned and one of which is owned by a limited partnership of which the Company is the general partner.

    FRANCHISE PROGRAM. As of December 31, 2000, the Company had 35 free-standing franchised restaurants, all of which are located in Southern California, and 216 dual-concept franchised restaurants. See "Green Burrito Dual-Concept Stores" below. The standard Green Burrito Franchise Agreement requires franchisees to pay (i) an initial franchise fee of $25,000 per restaurant, (ii) continuing royalty fees of five percent (5%) of gross revenues, and (iii) advertising fund contributions generally at an amount between one half of one percent (1/2%) and four percent (4%) of gross revenues. In connection with the settlement of the BROWN lawsuit in April 2000, as well as the Company's decision to re-image the brand, the Company entered into new Franchise Agreements with its existing franchisees which provide for certain royalty reductions and the opportunity for franchisees to obtain a loan from the Company to re-image their restaurants.

    GREEN BURRITO DUAL-CONCEPT STORES. Since 1992, the Company has pursued the franchising of Green Burrito products alongside an existing quick-service restaurant line thereby enabling one restaurant facility to offer two restaurant concepts (the "dual concept"). Dual concept stores are not owned by the Company, as they are owned and operated by third parties who pay an initial franchise fee to sell the Green Burrito products in their operations and pay continuing royalties and advertising fees based on a percentage of the gross sales of Green Burrito products. Pursuant to an agreement between the Company and CKE Restaurants, Inc. ("CKE") dated May 1995, CKE operates 216 restaurants as Carl's Jr./Green Burrito dual-concept restaurants. In June 2000, the Company entered into a Master Franchise Agreement (the "Master Franchise Agreement") with respect to CKE's development, operation and sub-franchising of Green Burrito dual-concept restaurants which replaced the previous agreement. Pursuant to the Master Franchise Agreement, CKE assumed all operational support, training and other supervisory functions related to CKE's dual-concept restaurants, in exchange for a reduction of approximately 25% of the ongoing royalty fees and an approximate 65% reduction in franchise fees paid to the Company by CKE. In addition, in December 2000 the parties agreed to a revised development schedule pursuant to which CKE agreed to convert and sub-franchise a cumulative total of 308 restaurants by 2006. The Company also franchises two dual-concept Green Burrito/Arby's Restaurants.


BRAND STRATEGY. Green Burrito is in the process of making changes to enhance the brand's appeal and sales growth potential. To date, the Company has focused on upgrading the menu and installing a charbroiler in each restaurant to cook fresh chicken and steak within the customer's view. Other changes, including a different name for the brand, are being evaluated.

TIMBER LODGE STEAKHOUSE

    CONCEPT AND MENU. Timber Lodge Steakhouse restaurants offer consistent high-quality traditional American meals at moderate prices and in generous portions. Each restaurant incorporates a "north woods" theme with its log-framed interior, fireplaces, hardwood floors and wood tables, chairs and booths, all of which help to create a cozy feeling of dining in a warm, comfortable north woods log cabin. Hunting, fishing, trapping, logging and other memorabilia reflecting the history particular to northern tier states adorn the walls, together with murals depicting regional folklore such as Paul Bunyan. Oversized silverware, plates, and food portions are consistent with a hunting lodge atmosphere. The casual atmosphere makes the restaurants appropriate for a number of occasions. The Company trains its employees to provide excellent service, enhancing the distinctive dining experience. Currently, three of the 25 Company-operated restaurants serve lunch and the remaining Company-operated restaurants serve dinner only.

    The menu is designed to appeal to a broad range of tastes and provides entertaining descriptions of the selections. Steaks, the restaurants' featured entrees, are selected, aged and trimmed to the Company's customized specifications. The menu also offers prime rib, barbecued ribs, fresh seafood, chicken, pork chops and pasta. As part of the Company's commitment to quality, it emphasizes fresh ingredients and uses beef that has never been frozen. The Company offers daily specials, and regularly tests new menu selections, which, if well received, are added to the menu or replace less popular entrees. Accompaniments such as Golden Wheat bread and specialty appetizers such as the "Paul Bunyan Onion," as well as desserts and full liquor service, are also offered. Menu items range from $7.95 to $18.95 in price with the average dining check per customer totaling approximately $17.00 to $18.00 (including beverages served with dinner, but excluding drinks served while customers are awaiting seating). A children's menu with lower-priced selections is also available.

    COMPANY-OPERATED RESTAURANTS. As of December 31, 2000, the Company operated 25 Timber Lodge Steakhouse restaurants.

    TARGET MARKET. The Company's target market is adults 25-65 with a primary focus on the "early middle aged group" and moderate to moderately high incomes. The Company believes that its steakhouse restaurants, menu, pricing and atmosphere appeal to this group and distinguishes them from other moderately priced restaurants, as well as from other steakhouses. Because the restaurants' patrons are likely to have children or grandchildren, the Company caters to families as well with its children's menus, reasonable prices and casual atmosphere. While each of the restaurants contains a bar, the Company believes that its restaurants are generally selected for dining.

    MANAGEMENT AND EMPLOYEES. The management staff of each restaurant consists of a general manager, assistant manager, kitchen manager and assistant kitchen manager. Each general manager is generally assigned one restaurant for a minimum of four years, which the Company believes promotes stability and accountability. The general managers are paid a base salary and a performance bonus based on unit-profitability and improved sales performance of the restaurant, which they manage. The Company has traditionally hired general managers who have restaurant management experience, and plans to do so for future restaurants. Each restaurant employs approximately 55 hourly employees, most of who are employed part-time.

    FRANCHISE PROMOTION. On September 28, 2000, the first franchised Timber Lodge Steakhouse opened in Owatonna, Minnesota. The Company may pursue additional franchise development opportunities.

    BRAND STRATEGY. Timber Lodge was acquired on September 1, 1998. Since the acquisition date, SBRG has opened 10 new restaurants and closed three under-performing restaurants. SBRG plans to continue to expand Timber Lodge in existing core upper-Midwest markets through the opening of new Company-operated restaurants and may pursue franchising in selected markets.


JB's RESTAURANTS

Prior to November 13, 2000, the Company operated JB's family-style restaurants restaurants offering a variety of breakfast, lunch and dinner selections at moderate prices.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    As of December 31, 2000, the Company was engaged in two industry segments. Financial information concerning the Company's business is included in Part II of this Form 10-K.


INVESTMENT IN AFFILIATED COMPANIES

    CKE. CKE owns, operates and franchises 3,855 quick-serve restaurants, primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. The Company presently has less than a 1.0% ownership interest in CKE.

    The Company's investment in CKE is accounted for under the equity method of accounting. Although the Company's investments represent less than 20% ownership in CKE, management believes that the Company has the ability to exercise significant influence because of certain common board members.

COMPETITION

    The restaurant industry is intensely competitive in the attraction of consumers and franchisees and in obtaining suitable sites for new stores. Some of the key competitive factors in the restaurant industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant location, price and attractiveness of facilities. The Company and its franchisees compete with locally owned restaurants as well as with national and regional chains, many of which have national name recognition and greater advertising, financial, and other resources than the Company. As the Company's competitors expand operations, competition can be expected to intensify. Such increased competition could have a material adverse effect on the Company's financial condition and results of operations.

TRADEMARKS

    The Company believes that its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company owns a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, but not limited to "Timber Lodge Steakhouse," "The Lodge in the Heart of the City," "Green Burrito," "Big Ed Burrito," "La Salsa," "Fresh Mexican Grill," and "La Salsa Fresh Mexican Grill."

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

EMPLOYEES

    On December 31, 2000, the Company had approximately 2,100 employees, of whom approximately 30 were employed in the corporate office and approximately 2,070 were employed in Company-operated restaurants. Of the total employees in the Company-operated restaurants, approximately 170 were employed as salaried managers and approximately 1,900 were employed as hourly restaurant employees. The Company has never experienced a work stoppage and believes its employee relations to be good. No employee of the Company is represented by a union.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    The Company wishes to caution readers that the information contained and incorporated by reference herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. These factors include, but are not limited to, the competitive environment in the restaurant industry in general and in the Company's specific fresh Mexican and steakhouse market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, and uncertainties related to the continued customer demand for Timber Lodge, La Salsa and Green Burrito food. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "plans," "intends" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies, plans or intentions. For example, the Company has stated that it plans to open additional restaurants and grow its brands. In order to to open new restaurants, the Company must be able to locate and secure the rights to acceptable sites, construct restaurants, hire and train competent staff and attract new customers. The inability of the Company to complete any of the stages of this process could have a material adverse effect on the Company's achievement of its growth plans. The accompanying information contained in this Form 10-K, including without limitation the information set forth under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause different results than those discussed herein and should be reviewed carefully.


ITEM 2. PROPERTIES

    The following table sets forth information regarding the Company's restaurant properties at December 31, 2000:

                                       LAND        LAND      LAND
                                        AND     LEASED AND    AND
                                     BUILDING    BUILDING  BUILDING
                                       OWNED       OWNED    LEASED     TOTAL
                                     --------   ---------- --------    -----
     Timber Lodge Steakhouse:
        Company-operated..........       2          2         21         25
                                        --          -         --         --

     Green Burrito:
       Company-operated...........      --          --         5         5
                                        --          --        --        --

     La Salsa:
       Company-operated...........      --          --        45         45
       Subleased..................      --          --         4         4
                                        --          --        --        --
          Subtotal................      --          --        49         49
                                        --          --        --         --

            Total.................       2          2         75         79
                                        ==          =         ==         ==


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

    The Company is also the primary lessee of one facility, formerly occupied by one of the Company's subsidiaries as corporate headquarters. The facility, located in Santa Monica, California is leased through March 31, 2001 with payments of approximately $12,000 per month, and is subleased by the Company through the lease term for approximately $12,000 per month. All rents due under the sublease were pre-paid by the tenant.

    The Company owns a 25,000 square foot building located in Los Angeles, California, which was previously used as a distribution center for its La Salsa operations. The Company ceased using the facility as a distribution center in July 2000 and expects to sell the land and building for an amount that approximates its fair market value during fiscal 2001.

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

                                       SALES PRICE
                                 ----------------------
                                   HIGH          LOW
                                 --------    ----------
1999
First Quarter                    $ 5 5/32    $  2 1/4
Second Quarter                     3 1/4        2 11/32
Third Quarter                      2 1/2        1 13/16
Fourth Quarter                     2 1/16       1 1/4

2000
First Quarter                    $ 1 5/8     $  1
Second Quarter                     1 1/8          27/32
Third Quarter                      1 1/32         25/32
Fourth Quarter                     1 1/2          7/8

    The Company has not paid dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On December 31, 2000, the approximate number of record holders of the Company's common stock was 300. However, the Company believes that the actual number of individual shareholders is much greater, as many individual investors hold their shares in brokerage accounts and therefore are not counted as record holders.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 2000 is derived from the Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.

                                                                                  YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                             2000          1999          1998          1997           1996
                                                           --------     ----------     --------      --------       --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenues (1).................................       $ 124,033     $  114,402      $35,553      $  5,152       $  4,795

Total expenses, excluding impairment loss on
investment in affiliates (1).......................        (125,451)      (110,382)     (34,177)       (4,298)        (4,843)

Impairment loss on investment in affiliates (2)....              --         (6,522)          --            --             --

Net income (loss)..................................          (1,418)        (2,502)       1,376           854            (48)

Diluted net income (loss) per share................           (0.08)         (0.14)        0.15          0.11          (0.01)

Diluted weighted average shares outstanding........          17,765         17,741        9,286         7,751          6,178

CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................................          72,806         75,362       75,830         4,802          3,462

Long-term debt, including capital leases, less current
 installments .....................................           5,624          5,014        6,235            --             15

(1) These amounts include JB's which was sold on November 13, 2000. Revenues included are $39.5 million, $54.7 million and $18.4 million during fiscal 2000, 1999 and 1998, respectively. Total expenses included are $40.6 million, $54.1 million, and $18.3 million for 2000, 1999, and 1998, respectively.

(2) Represents the impairment charge recorded on the Company's investment in CKE measured by the difference between the carrying value at December 31, 1999 and the fair value of the investment.

No dividends were paid or declared during the five years ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On July 15, 1999, the Company completed the acquisition of La Salsa, Inc., which included 51 company-operated and 45 franchised restaurants in a business combination accounted for as a purchase. On November 13, 2000, the Company completed the sale of JB's. JB's generated revenues of $39.5 million, $54.7 million and $18.4 million in fiscal 2000, 1999 and 1998, respectively, and total expenses of $40.6 million, $54.1 million, and $18.3 million, respectively. The Company has presented the following discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations based on the continuing operating segments of the Company (i.e. primarily La Salsa and Timberlodge). The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto found elsewhere in this report. The full year impact of the merger with La Salsa on July 15, 1999 as well as the impact of the 18 Timber Lodge Steakhouse restaurants acquired on September 1, 1998, accounted for as a purchase, and the sale of JB's on November 13, 2000 are the principal reasons for the significant differences when comparing results of operations for 1998, 1999, and 2000. The comparability of future periods will also be affected by the aforementioned transactions and may also from time to time be affected by the implementation of the Company's acquisition strategy. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

                              RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations for the years indicated:

                                                         YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                 2000(1)         1999 (2)         1998(3)
                                            ---------------  --------------- ------------
      Revenues:
        Restaurant operations...........           96.7%            96.3%           92.5%
        Franchised restaurants and other            3.3              3.7             7.5
                                                 ------           ------          ------
           Total revenues...............          100.0            100.0           100.0
                                                 ------           ------          ------

      Restaurant operating costs: (4)
        Food and packaging..............           32.3             33.1            34.2
        Payroll and other employee
          benefits......................           32.8             33.4            34.9
        Occupancy and other operating
          costs.........................           23.9             22.5            22.0
                                                 ------           ------          ------
                                                   89.0             89.0            91.1
      Advertising (4)...................            3.2              3.4             3.0
      Pre-opening expense (4)...........            0.6              0.4             1.2
      Impairment loss on investment in
        affiliates......................             -               5.7             --
      Loss on sale of JB's                          2.4              --              --
      General and administrative expense            8.4              8.2             8.5
                                                 ------           ------          ------

      Operating income (loss)...........           (0.5)            (3.3)            3.3
      Interest expense..................           (0.7)            (0.6)           (0.6)
      Other income, net.................            0.4              0.9             1.2
      Income (loss) before
        income taxes....................           (0.8)            (3.0)            4.0
      Income tax expense (benefit)......            0.3             (0.8)            0.1
                                                 ------           -------         ------
      Net income (loss) ................           (1.1)%           (2.2)%           3.9%
                                                 ------           -------         ------

(1) Fiscal 2000, includes operating results of JB through November 13, 2000.

(2) Fiscal 1999 includes operating results of La Salsa from and after July 16, 1999.

(3) Fiscal 1998 includes operating results of Timber Lodge Steakhouse and JB's from and after September 1, 1998.

(4) As a percentage of revenues from Company-operated restaurants.

REVENUES

    Total revenues from company-operated restaurants increased $9.8 million to $120.0 million from $110.2 million. JB's company-operated revenues decreased from $53.2 million is fiscal 1999 to $38.4 million in fiscal 2000. This decrease is due to the sale of JB's in November 2000, along with a decline in sames store sales. Revenues from Company-operated restaurants, exclusive of JB's increased $24.6 million to $81.6 million in fiscal 2000 as compared with $57.0 million in fiscal 1999. The increase is largely attributable to the full year of operations for La Salsa which contributed $35.6 million in revenues in 2000 versus $15.8 million in 1999. Additionally, Timber Lodge revenues increased by $5.0 million in fiscal 2000 as compared with fiscal 1999. The increase in revenues at Timber Lodge is primarily attributable to the opening of four new restaurants during fiscal 2000 and a 3.2% increase in same-store sales.

    Revenues from Company-operated restaurants increased $77.3 million to $110.2 million in fiscal 1999 as compared with $32.9 million in fiscal 1998. The increase in revenues is principally due to the acquisition of La Salsa in 1999, which contributed $15.8 million of the increase and the full year impact of the September 1, 1998 Timber Lodge acquisition and the full year impact of JB's. Included in fiscal 1999 and 1998 are $39.0 million and $12.2 million in revenues for Timber Lodge, respectively. Also included in fiscal 1999 and 1998 are $53.1 million and $17.9 million in revenues for JB's, respectively.

    Total revenues from franchised restaurants remained comparable in fiscal 2000 and fiscal 1999 at $3.7 million. Revenues from franchised restaurants, exclusive of JB's, increased $290,000 or 12.9% to 2.5 million in fiscal 2000 as compared with $2.2 million in fiscal 1999. The increase in revenues is principally due to $750,000 of additional royalties earned by La Salsa, which was acquired on July 15, 1999, partially offset by a $500,000 decrease in royalties earned by Green Burrito resulting from changes to existing franchise agreements.

    Revenues from franchised restaurants increased $1.6 million or 77% to $3.7 million in fiscal 1999 as compared with $2.1 million in fiscal 1998. The increase is due to the addition of $617,000 of royalties earned by La Salsa in fiscal 1999 along with $1.0 million in increased royalties earned by the JB's franchise system.

OPERATING COSTS AND EXPENSES

    Total food and packaging costs as a percentage of company-operated restaurant revenues decreased from 33.1% in fiscal 1999 to 32.3% in fiscal 2000. Food and packaging costs as a percentage of company-operated restaurant revenues, exclusive of JB's, decreased to 32.6% in fiscal 2000 as compared with 34.7% in fiscal 1999. The decrease is primarily due to the full-year impact of La Salsa restaurants in fiscal 2000 which operate with significantly lower food and packaging costs as compared to Timber Lodge. For fiscal 1999, total food and packaging costs decreased as a percentage of revenues to 33.1% from 34.2% in fiscal 1998. Exclusive of JB's food and packaging costs decreased as a percentage of revenues to 34.7% from 37.4% in fiscal 1998. The decrease in food and packaging costs in 1999 is also the result of the La Salsa acquisition in 1999.

    Total payroll and other employee benefits as a percentage of company-operated restaurant revenues decreased from 33.4% in fiscal 1999 to 32.8% in fiscal 2000, primarily due to a full year of La Salsa which operates with lower payroll and other employee benefits as compared to the Company's other concepts. Exclusive of JB's, payroll and employee benefits remained constant as a percentage of company-operated revenues in fiscal 2000 as compared with fiscal 1999. Payroll and other employee benefits decreased as a percentage of company-operated revenues to 33.4% in fiscal 1999 as compared with 34.9% in fiscal 1998. This decrease is attributable to a 150 basis point decrease in payroll and other employee benefits at JB's in fiscal 1999 due to lower workers' compensation expense, as well as the addition of La Salsa in 1999 which operated with lower payroll and other employee benefits, as compared to the Company's other concepts.

    Total occupancy and other operating costs increased slightly as a percentage of company-operated revenues to 23.9% for fiscal 2000 as compared with 22.5% in fiscal 1999. Occupancy and other operating costs also increased as a percentage of company-operated revenues to 22.5% for fiscal 1999 as compared with 22.0% in fiscal 1998. The overall increase in occupancy and other operating costs is attributable to the acquisition of La Salsa in 1999, which operates with higher occupancy and other operating costs than Timber Lodge.

    Advertising costs decreased to 3.2% of company-operated revenues in fiscal 2000 as compared with 3.4% and 3.0%, in fiscal years 1999 and 1998, respectively. The decrease in advertising costs as a percentage of company-operated revenues in fiscal 2000 as compared to fiscal 1999 is due to a 0.3% decrease at Timber Lodge Steakhouse and the full year impact of La Salsa which spends approximately 3.2% of revenues on advertising. The increase in advertising costs as a percentage of company-operated revenues in fiscal 1999 as compared to fiscal 1998 is entirely due to the acquisition of La Salsa in fiscal 1999 and Timber Lodge in 1998.

    Pre-opening expense of $672,000 in fiscal 2000, $440,000 in fiscal 1999 and $386,000 in fiscal 1998 represent costs associated with the opening of four new Timber Lodge Steakhouse restaurants in fiscal 2000, and three new Timber Lodge Steakhouse restaurants in both 1999 and 1998. Each new Timber Lodge Steakhouse restaurant incurs approximately $125,000 to $150,000 in pre-opening costs to open the facility and train the employees.

    Impairment loss on investment in affiliates of $6.5 million was recorded in fiscal 1999 to write-down the Company's investment in CKE stock to its then fair value of approximately $1.6 million, upon management's conclusion that the investment has experienced an other than temporary decline.

    The loss on sale of JB's was recorded in fiscal 2000 when the Company completed the sale of its JB's subsidiary.

    General and administrative expense increased slightly as a percentage of total revenues to 8.4% for fiscal 2000 as compared to 8.2% is fiscal 1999.
This increase is primarily related to additional costs incurred at JB's in fiscal 2000. General and administrative expense decreased from 8.5% in fiscal 1998 to 8.2% in fiscal 1999. The decrease in general and administrative expense as a percentage of total revenues in fiscal 1999 is attributable to the acquisitions of La Salsa and Timber Lodge, which are primarily comprised of Company-operated restaurants that operate with significantly lower general and administrative expense as a percentage of revenues than the primarily franchise oriented operations of the Company prior to the acquisitions.

    Interest expense reflects interest costs associated with the La Salsa credit facility ($587,000) and capitalized equipment leases associated with Timber Lodge ($44,000) and JB's ($291,000). Interest expense increased $218,000 to $922,000 in fiscal 2000 as compared with $704,000 in fiscal 1999. Interest expense increased $500,000 to $704,000 in fiscal 1999 as compared with fiscal 1998. The increase in interest expense in fiscal 2000 and fiscal 1999 as compared to the prior fiscal years is attributable to the acquisition of La Salsa in fiscal 1999.

    Other income, net primarily reflects interest income on invested cash, short-term investments, related party notes receivable and notes receivable. Other income, net decreased by $507,000 or 47.9% in fiscal 2000 as compared with fiscal 1999. The majority of the decrease is attributable to a decrease in interest income earned on the Checkers note receivable which was paid in full during the second quarter of fiscal 2000. The Company also recorded a net loss of $140,000 in fiscal 2000 to record its share of the net losses reported by its investments in affiliates, offset by a gain on the sale of an affiliate investment. Other income, net increased by $624,000 or 143.8% in fiscal 1999 as compared with fiscal 1998. The increase is primarily attributable to interest income earned on the Checkers note receivable in fiscal 1999 ($645,000) partially offset by other miscellaneous amounts.

    The Company's effective tax rate for fiscal 2000 was 39.3% as compared to 27.8% in fiscal 1999. The increase in the effective tax rate is primarily the result of the gain on sale of JB's for tax purposes. At December 31, 2000, the Company had net operating loss carryforwards of approximately $4.7 million and general business credits of approximately $1.0 million which can be utilized in future years to offset taxable income, subject to certain limitations.

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

    LIQUIDITY AND CAPITAL RESOURCES. The Company had cash and cash equivalents of $8.4 million and $3.4 million at December 31, 2000 and 1999, respectively. The increase in cash and cash equivalents is primarily due to the Company's sale of JB's on November 13, 2000 which generated net cash proceeds of approximately $7.7 million. The Company had short-term investments of $1,755,000 and $640,000 at December 31, 2000 and 1999, respectively. The increase in short-term investments is primarily due to the Company's receipt of 125,000 shares of Famous Dave's common stock, received in connection with the sale of certain of the Company's restaurants, valued at $469,000 as well as the addition of $646,000 of certificates of deposit which secure certain letters of credit maintained by the Company. In addition, during fiscal 2000, the Company used $1.9 million to repurchase 1.8 million shares of its outstanding stock.

     Cash flows from operating activities were $7.0 million during fiscal 2000 compared to $6.4 million during fiscal 1999. In fiscal 2000, the Company had a net loss in the amount of $1.4 million including depreciation and amortization of $5.8 million. Additionally, during fiscal 2000, the Company had a non-cash loss of $3.0 million on the sale of JB's. The Company also recorded a non-cash loss of $1.5 million on its equity investments in affiliated companies and a cash gain of $1.3 million on the disposal of its investment in Checkers.

    Investing activities generated $2.3 million which is primarily the result of $7.7 million of cash generated by the sale of JB's, $1.6 million of proceeds from the sale of the Company's investment in Checkers, $2.2 million in net collections from related party and notes receivable and $1.3 million in proceeds from the sale of certain assets and two Timber Lodge Steakhouse restaurants in Utah. These inflows are partially offset by $9.4 million of capital additions for new restaurants and remodels and the acquisition of $646,000 of short-term investments

    Financing activities required the Company to use $4.2 million comprised of the following: $1.9 million to purchase 1.8 million shares of the Company's common stock, $1.5 million to reduce other long-term liabilities, and $1.0 million to repay capital lease obligations.

    During fiscal 2000, the Company completed the final conversion of one under-performing JB's restaurant to the Timber Lodge Steakhouse concept at a total conversion cost of approximately $1.0 million. The Company also opened three new Timber Lodge Steakhouse restaurants during fiscal 2000, utilizing $4.5 million to fund land and building costs. The Company also re-imaged twenty-five La Salsa restaurants during fiscal 2000 at an average cost of approximately $75,000 per restaurant, and plans to remodel additional La Salsa restaurants during fiscal 2001. The Company also plans to open as many as four to eight new La Salsa restaurants at a cost of approximately $350,000 to $400,000 each, and as many as one to three additional Timber Lodge Steakhouse restaurants utilizing cash of approximately $1.5 million each, during fiscal 2001.

    The Company believes it will be able to meet its working capital requirements through its cash flows from operations and available cash and short-term investments. However, the Company may require additional funds to support its working capital requirements or for other purposes, including the opening of new restaurants, remodeling of existing restaurants, acquisitions, and purchases of the Company's common stock, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources. In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The application of this accounting standard will not have a material impact on the Company's financial position, results of operations or liquidity.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This Staff Accounting Bulleting ("SAB"), as amended by SAB 101A and SAB 101B, summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective commencing with the quarter beginning October 1, 2000. The implications of these bulletins has not had a material impact on our consolidated financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation 44 ("FIN 44") "Accounting For Certain Transactions Involving Stock Compensation." This FIN 44 is an Interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on our consolidated financial position or results of operations.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. The Company maintains an investment in the publicly-traded common stock of CKE, an affiliated company. See Note 7 of the accompanying Notes to Consolidated Financial Statements. The fair value of this security at December 31, 2000, was approximately $750,000. The potential loss in fair value, using hypothetical 10% and 20% declines in price, is estimated to be approximately $75,000 and $150,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated their investments in affiliated companies, or determined that an other than temporary impairment exists, as such investment is accounted for under the equity method of accounting. In fiscal 1999, the Company did conclude that its investment in CKE had sustained an other than temporary loss and, as such, recorded a $6.5 million pre-tax charge.

    As of March 12, 2001, the Company has sold in open market transactions, 85,000 shares of its investment in CKE, resulting in a gain of $49,000, and the fair value of the Company's remaining 189,900 shares of CKE was approximately $600,000.

    Additionally, the Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements as of December 31, 2000 is $5.8 million. A hypothetical increase or decrease of 100 basis points in short-term interest rates would result in a reduction or increase of approximately $58,000 in annual pre-tax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
ITEMS 10. THROUGH 13.

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

                                       SANTA BARBARA RESTAURANT GROUP, INC.

                                       By: /s/  THEODORE ABAJIAN
                                           -------------------------------------
                                            Theodore Abajian
                                            President & Chief Executive Officer
                                            (Principal Executive Financial and
                                            Accounting Officer)

Date: March 30, 2001

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

        SIGNATURES                                 TITLE                                                DATE
        ----------                                 -----                                                ----
/s/ WILLIAM P. FOLEY, II             Chairman of the Board, Director                              March 30, 2001
---------------------------
William P. Foley, II

/s/  THEODORE ABAJIAN                Chief Executive Officer,                                     March 30, 2001
---------------------------          (Principal Executive Financial and Accounting Officer)
Theodore Abajian

/s/  ANDREW F. PUZDER                Director,                                                    March 30, 2001
---------------------------
Andrew F. Puzder

/s/  FRANK P. WILLEY                 Director                                                     March 30, 2001
---------------------------
Frank P. Willey

/s/ CHARLES ROLLES                   Director                                                     March 30, 2001
---------------------------
Charles Rolles

/s/  BURT SUGARMAN                   Director                                                     March 30, 2001
---------------------------
Burt Sugarman

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                       PAGE
Independent Auditors' Report.......................................................................      18
Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................      19
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.........      20
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
1999 and 1998......................................................................................      21
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........      22
Notes to Consolidated Financial Statements.........................................................      23

(a) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:
                                                                                                       PAGE
Schedule II - Valuation and Qualifying Accounts....................................................      39

                                                                                                       PAGE
(a) (3) PRO FORMA STATEMENT OF OPERATIONS..........................................................      40


    All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information called for is shown in the consolidated financial statements or in the notes thereto.

(a) (4) EXHIBITS:

    An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page 41 hereof and is incorporated herein by reference.

(b) CURRENT REPORTS ON FORM 8-K:

    (i) On November 28, 2000, the Company filed a report on Form 8-K which disclosed the terms upon which the Company sold its wholly-owned subsidiary, JB's Family Restaurants, Inc. to LBW Investments, L.L.C., a company controlled by the former Chief Operating Officer of JB's.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of
Santa Barbara Restaurant Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule for the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Restaurant Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the three-year period ended December 31, 2000 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California
March 23, 2001

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                              2000             1999
                                                           -----------    -------------
                                                               (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents................................   $  8,375       $  3,371
  Short-term investments...................................      1,755            640
  Accounts receivable, net of allowance for doubtful
    accounts of $293,000 and $216,000 in 2000 and 1999,
    respectively...........................................      1,223          1,333
  Current portion of notes receivable, net.................        202            115
  Current portion of related party notes receivable........         30           2006
  Inventories..............................................        762            982
  Current deferred tax assets..............................        626          1,816
  Prepaid expenses.........................................        499            563
  Net assets of business held for sale ....................         --         12,426
  Other current assets.....................................        760            291
                                                              --------       --------
          Total current assets.............................     14,232         23,543
 Property and equipment, net...............................     29,542         25,672
 Property under capital leases, net........................      1,417            571
 Investments in affiliated companies.......................        852          2,637
 Notes receivable, net.....................................      2,206            324
 Related party notes receivable............................         70            100
 Costs in excess of net assets acquired, net of accumulated
   amortization of $520,000 in 2000 and $361,000 in 1999...     15,695         20,083
 Deferred tax assets.......................................      7,109            555
 Other assets..............................................      1,683          1,877
                                                              --------       --------
                                                              $ 72,806       $ 75,362
                                                              ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt...................   $  1,200       $  1,204
  Current portion of capital lease obligations.............        372             89
  Accounts payable and accrued expenses....................      4,280          3,498
  Accrued salaries, wages and employee benefits............      2,137          1,418
  Other current liabilities................................      2,689          3,545
                                                              --------       --------
          Total current liabilities........................     10,678          9,754
 Long-term debt, less current installments.................      4,560          4,500
 Capital lease obligations, less current portion...........      1,064            514
 Other long-term liabilities...............................      1,925          2,652
Commitments and contingencies
 Shareholders' equity:
Common stock, $.08 par value, authorized 50,000,000 shares;
  20,736,330 shares issued and 16,802,892, and 18,590,878
  outstanding in 2000 and 1999, respectively...............      1,659          1,659
  Additional paid-in capital...............................     73,617         73,617
  Less cost of treasury stock, 3,933,438 and 2,145,452
    shares in 2000 and 1999 respectively...................     (5,616)        (3,671)
  Accumulated deficit......................................    (15,081)       (13,663)
                                                              ---------      ---------
          Total shareholders' equity.......................     54,579         57,942
                                                              --------       --------
                                                              $ 72,806       $ 75,362
                                                              ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                    2000                  1999                   1998
                                                ------------         --------------        --------------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Restaurant operations................          $119,990              $110,201                $32,901
  Franchised restaurants...............             3,684                 3,729                  2,101
  Other................................               359                   472                    551
                                                  --------              -------                -------
     Total revenues....................           124,033               114,402                 35,553
                                                  --------              -------                -------

Restaurant operating costs:
  Food and packaging...................            38,733                36,417                 11,263
  Payroll and other employee benefits..            39,408                36,856                 11,480
  Occupancy and other operating costs..            28,629                24,846                  7,223
                                                  -------               -------                -------
                                                  106,770                98,119                 29,966
                                                  -------               -------                -------

Advertising............................             3,792                 3,761                    995
Pre-opening expense....................               672                   440                    386
Impairment loss on investment in
  affiliate............................                --                 6,522                     --
Loss on sale of JB's...................             2,992                    --                     --
General and administrative expense.....            10,454                 9,380                  3,011
                                                  -------               -------                -------
                                                   17,910                20,103                  4,392
                                                  -------               -------                -------

Operating income (loss)................              (647)               (3,820)                 1,195

Interest expense.......................              (922)                 (704)                  (204)
Other income, net......................               551                 1,058                    434
                                                  -------               -------                -------
Income (loss) before
  income tax expense (benefit).........            (1,018)               (3,466)                 1,425
Income tax expense (benefit)...........               400                  (964)                    49
                                                  -------               -------                -------

Net income (loss)......................           $(1,418)              $(2,502)               $ 1,376
                                                  =======               =======                =======

Net income (loss) - basic..............           $ (0.08)              $ (0.14)               $  0.16
                                                  =======               =======                =======
Basic weighted average shares
  outstanding..........................            17,765                17,741                  8,528
                                                   ======              ========                =======
Net income (loss) - diluted............            $(0.08)             $  (0.14)               $  0.15
                                                   ======              ========                =======
Diluted weighted average shares
outstanding............................            17,765                17,741                  9,286
                                                   ======              ========                =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK            TREASURY STOCK
                                  -----------------------  ------------------------   ADDITIONAL                        TOTAL
                                    NUMBER                    NUMBER                    PAID-IN      ACCUMULATED     SHAREHOLDERS'
                                   OF SHARES     AMOUNT     OF SHARES     AMOUNT         CAPITAL        DEFICIT         EQUITY
                                   ---------     ------     ---------     -------    -------------  ---------------  ------------
                                                                          (AMOUNTS IN THOUSANDS)
Balance, December 31, 1997......       6,571     $   526           --       $   --     $ 16,329        $ (12,537)     $   4,318
  Issuance of common stock
    under stock option plans....          63           5           --           --          206               --            211
  Issuance of common stock
    to acquire JB's Family
    Restaurants, Inc............       1,000          80           --           --        8,033               --          8,113
  Issuance of common stock
    to acquire JB Parent Corp...         656          52           --           --        3,289               --          3,341
  Issuance of common stock
    to acquire Timber Lodge
    Steakhouse, Inc............        3,471         278           --           --       17,390               --         17,668
  Exercise of common stock
    purchase warrants...........       1,000          80           --           --        4,920               --          5,000
  Issuance of common stock to
    acquire investments in
    affiliated companies........       2,478         198           --           --        9,249               --          9,447
    Net income..................          --          --           --           --           --            1,376          1,376
                                     -------     -------      -------       ------     --------        ---------       ---------
Balance, December 31, 1998......      15,239       1,219           --           --       59,416          (11,161)        49,474
  Issuance of common stock to
    acquire Checkers note
     receivable.................         998          80           --           --        2,566               --          2,646
  Issuance of common stock to
    acquire La Salsa, Inc.......       3,000         240           --           --        7,485               --          7,725
  Issuance of common stock
    to retire convertible
    subordinated promissory notes.     1,499         120           --           --        3,743               --          3,863
  Issuance of common stock
    purchase warrants to acquire
    La Salsa, Inc...............          --          --           --           --          407               --            407
  Purchase of treasury stock....          --          --       (2,145)      (3,671)          --               --         (3,671)
  Net loss......................          --          --           --           --           --           (2,502)        (2,502)
                                     -------     -------      -------       ------     --------        ----------      ---------
Balance, December 31, 1999......      20,736       1,659       (2,145)      (3,671)      73,617          (13,663)        57,942
  Purchase of treasury stock....          --          --       (1,788)                       --               --         (1,945)
                                                                            (1,945)
  Net loss......................          --          --           --           --           --           (1,418)        (1,418)
                                  ----------   ---------   ----------    ---------   ----------     -------------    -----------
Balance, December 31, 2000......      20,736     $ 1,659       (3,933)     $(5,616)    $ 73,617        $ (15,081)     $  54,579
                                  ==========   =========   ===========   ==========  ==========     =============    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                   2000           1999         1998
                                                             --------------  -------------- ----------
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).....................................         $ (1,418)      $ (2,502)        $  1,376
  Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
       Depreciation and amortization....................            5,750          4,970            1,278
       Loss on sale of JB's.............................            2,992             --               --
       Provision for deferred income taxes..............           (1,135)        (1,012)              26
       Loss on disposal of equipment and improvements...               25             18               --
       Loss on equity in investment in affiliate........            1,478             --               --
       Gain on disposal of investment in affiliate......           (1,339)            --               --
       Impairment loss on investment in affiliate.......               --          6,522               --
       Related party notes receivable discount
         amortization...................................               --           (201)              --
  Changes in operating assets and liabilities:
       Accounts receivable..............................               33           (460)             (21)
       Inventory, prepaid expenses and other
         current assets.................................              274            366             (495)
       Accounts payable and accrued expenses............              543            369             (569)
       Accrued salaries, wages and employee benefits....              290           (356)          (1,046)
       Other current liabilities........................             (539)        (1,345)              95
                                                                 ---------      ---------        --------
          Net cash provided by operating activities.....            6,954          6,369              644
                                                                  -------       --------         --------
Cash flows from investing activities:
  Proceeds from maturity of short-term investments......               --             --              286
  Purchases of short-term investments...................             (646)        (1,065)              --
  Cash received on sale of JB's, net....................            7,685             --               --
  Cash received from acquisitions, net of
    acquisition fees....................................               --            794              637
  Proceeds from sale of investment in affiliate.........            1,646             --               --
  Issuance of notes receivable and related party notes
    receivable..........................................             (138)        (2,100)             (92)
  Collections on related party and notes receivable.....            2,166          3,076              252
  Net change in other assets............................             (296)           384              (34)
  Proceeds from sale of property and equipment..........            1,258             --              553
  Purchases of property and equipment...................           (9,379)        (5,650)          (2,998)
                                                                 --------       --------         --------
          Net cash provided by (used in) investing
            activities..................................            2,296         (4,561)          (1,396)
                                                                 --------       --------         ---------

Cash flows from financing activities:
   Repayment of capital lease obligations...............           (1,040)          (949)            (268)
   Repayment of long-term debt..........................           (1,235)          (342)            (134)
  Proceeds from issuance of common stock................               --             --            5,211
  Proceeds from long-term borrowings and net borrowings
    under line of credit................................            1,501            500               --
  Purchase of treasury stock............................           (1,945)        (3,671)              --
  Net change in other long-term liabilities.............           (1,527)        (1,018)            (181)
                                                                 --------       --------         ---------
          Net cash provided by (used in) financing
            activities..................................           (4,246)        (5,480)           4,628
                                                                 ---------      ---------        --------

Net increase (decrease) in cash and cash equivalents....            5,004         (3,672)           3,876
Cash and cash equivalents at beginning of year .........            3,371          7,043            3,167
                                                                 --------       --------         --------
Cash and cash equivalents at end of year ...............         $  8,375       $  3,371         $  7,043
                                                                 ========       ========         ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..............................................         $    474       $    530         $    231
  Income taxes, net of refunds..........................         $      2       $    194         $    181
Non cash investing and financing activities:
  Issuance of common stock to acquire related
    party notes receivable..............................               --       $  2,646               --
  Issuance of common stock to acquire businesses
    described in Note 2.................................               --       $  7,725         $ 29,122
  Issuance of warrants to acquire La Salsa..............               --       $    407               --
  Issuance of common stock to retire convertible
    subordinated promissory notes.......................               --       $  3,863               --
  Issuance of common stock to acquire investments in
    affiliated companies................................               --             --         $  9,447
  Issuance of note receivable on sale of JB's...........         $  1,303             --               --
  Issuance of note receivable on sale of Company assets.         $    600             --               --
  Receipt of short term investments on sale of Company
    assets..............................................         $    469             --               --
  Equipment purchased under capital lease...............         $  1,203             --               --


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

              SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

    Santa Barbara Restaurant Group, Inc. and its wholly owned subsidiaries ("SBRG" or the "Company") own and operate restaurants under the brand names of Timber Lodge Steakhouse, Green Burrito and La Salsa. In addition, the Company franchises each of these brands. As of December 31, 2000 the Company operated 25 Timber Lodge Steakhouse restaurants in seven states located throughout the United States; operated 45 La Salsa restaurants located in California and Nevada; and operated five Green Burrito restaurants located in California. The Company also has 47 franchised La Salsa units throughout the United States and Puerto Rico, and 35 Green Burrito stand-alone franchise restaurants located in California, one franchised Timber Lodge restaurant in Minnesota and 216 dual-concept franchise restaurants in the western United States, predominantly in California for a total of 374 restaurants. Through November 13, 2000, the Company was also the owner and operator of JB's and Galaxy Diner Restaurants and the franchisor of JB's Restaurants (see Note 3).

Basis of Presentation and Fiscal Year

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and an investment in a partnership-owned restaurant in which the Company has a majority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

    On October 2, 1998, the Company changed its fiscal year end. The Company converted from a calendar fiscal year to a fiscal year that includes 13 four-week accounting periods with each week ending on a Thursday. The Company's current fiscal year ended on December 28, 2000, and subsequent fiscal years will end on the last Thursday of December. For clarity of presentation, the Company has described all years presented as if the fiscal year ended on December 31. Beginning in 1999, the Company's first fiscal quarter included 16 weeks of operating results and the second, third and fourth quarters each included 12 weeks of operating results.

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

Investments in Affiliated Companies

    Investments in the common stock of one affiliated company in 2000 and two affiliated companies in 1999 are accounted for by the equity method. The excess of cost of the stock of those affiliates over the Company's share of their net assets at the acquisition date is being amortized straight line over 40 years.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from two to forty years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the related asset or the respective lease term.

Impairment of Long-Lived Assets

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Costs in Excess of Net Assets Acquired

    Costs in excess of net assets acquired represent the excess of purchase price over fair value of net assets acquired and are amortized on a straight-line basis over the expected period to be benefited of 40 years. The Company periodically reviews the costs in excess of net assets acquired for impairment based on the sum of expected, undiscounted future cash flows.

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

Earnings Per Share

    Basic earnings per share represents net earnings (loss) divided by the weighted average shares outstanding excluding all potential common stock. Diluted earnings per share reflects the dilutive effect of all potential common stock.

    In 2000, 1999 and 1998, 6,489,441, 5,962,478 and 4,582,194 shares, respectively, relating to the possible exercise of outstanding stock options and warrants and 100,000 and 120,000 escrowed restricted shares in 2000 and 1999, respectively, were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

    The following table represents the reconciliation of the numerators and the denominators of the basic and diluted per share computations:

                                                                               YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                         2000            1999             1998
                                                                    -------------  ----------------  --------------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  Basic Earnings per share:
                  Numerator
                    Net income (loss)............................       $(1,418)       $(2,502)          $1,376
                                                                        ========       ========          ======
                  Denominator
                    Basic weighted average number of common shares
                       outstanding during the period.............        17,865         17,861            8,707
                  Escrowed restricted shares issued and
                    outstanding excluded from basic earnings per
                      share......................................          (100)          (120)            (179)
                                                                        --------       --------          -------
                                                                         17,765         17,741            8,528
                                                                        ========       ========          =======
                  Basic net income (loss) per share..............       $ (0.08)       $ (0.14)          $  .16
                                                                        ========       ========          =======
                  Diluted Earnings per share:
                  Numerator
                    Net income (loss)............................       $(1,418)       $(2,502)          $1,376
                                                                        ========       ========          =======
                  Denominator
                    Basic weighted average number of common shares
                       outstanding during the period.............        17,765         17,741            8,528
                  Incremental common shares attributable  to
                    exercise of:
                         escrowed restricted shares..............            --             --              179
                         outstanding options.....................            --             --              161
                         outstanding warrants....................            --             --              418
                                                                        --------       --------          -------
                                                                             --             --              758
                                                                        --------       --------          -------
                  Diluted weighted average shares................        17,765         17,741            9,286
                                                                        ========       ========          =======
                  Diluted net income (loss) per share............       $ (0.08)       $ (0.14)          $  .15
                                                                        ========       ========          =======

Reclassifications

    Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 2000 presentation.

Segment Reporting

The Company's reportable segments are based on the types of food served, hours of operation, whether or not table service is provided, and the average customer expenditure.

Franchise Revenues

The Company franchises Green Burrito, La Salsa and Timber Lodge Steakhouse restaurants under franchise agreements which have initial terms of 10 to 20 years and in some cases provide renewal options. The Company also franchised JB's restaurants through November 13, 2000. The Company generally charges an initial franchise fee ranging between $2,500 and $35,000 for each new franchised restaurant. The Company recognizes initial franchise fees when substantially all services required by the Company are complete and when the related franchise store commences operations. The majority of the franchise stores currently in operation are required to pay royalties of between 3.25% and 5.0% of gross revenues or a minimum per week as specified in each franchise agreement. Franchise royalties are recognized as revenues on an accrual basis. The Company may from time to time change the amount of the franchise royalty fees charged to its franchisees.

Pre-Opening Costs

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company adopted SOP 98-5 during the fourth quarter of fiscal 1998. During fiscal 2000, 1999 and 1998, the Company expensed $672,000, $440,000 and $386,000 of pre-opening costs, respectively. Adoption of SOP 98-5 did not have a significant impact on the financial condition or results of operations of the Company.

Stock-Based Compensation

    SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award at the date of grant. However, SFAS 123 allows for companies to continue to measure compensation costs as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for stock-based compensation plans under APB No. 25, but has provided the pro forma disclosures required by SFAS 123 in these Notes to these Consolidated Financial Statements.

Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

   The results of operations of La Salsa are included in the Company's consolidated statement of operations from the date following the acquisition, July 16, 1999. This acquisition has been accounted for as a purchase and resulted in costs in excess of net assets of the business acquired in the amount of $10.7 million.

    On September 1, 1998, the Company acquired Timber Lodge Steakhouse, Inc., a Minnesota corporation ("Timber Lodge"). As a result of the merger, each of the issued and outstanding shares of Timber Lodge common stock was converted into
0.9543 shares of the Company's common stock. As of September 1, 1998, there were 3,637,415 outstanding shares of Timber Lodge common stock which converted to 3,471,185 shares of the Company's common stock valued at $5.10 per share or $17.7 million. At the time of the merger, Timber Lodge owned and operated 18 Timber Lodge Steakhouse restaurants in Minnesota, Wisconsin, South Dakota, upstate New York and northern Illinois.

    On September 1, 1998, the Company and Timber Lodge acquired 62 JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants from subsidiaries of CKE Restaurants, Inc. ("CKE") in two transactions. First, the Company acquired all of the outstanding shares of JB's Family Restaurants, Inc. ("JBFRI"), an indirect wholly-owned subsidiary of CKE, in exchange for 1,000,000 shares of the Company's common stock valued at $8.125 per share or $8.1 million. At the time of the acquisition, JBFRI owned and operated 48 JB's Restaurants and four Galaxy Diner restaurants, and the JB's Restaurant franchise system which consisted of 29 JB's Restaurants. Then, Timber Lodge acquired all of the outstanding shares of JB Parent Corp. ("JBPC"), a wholly owned subsidiary of CKE, in exchange for 687,890 shares of Timber Lodge common stock (which were subsequently converted into 656,453 shares of the Company's common stock valued at $5.10 per share or $3.3 million upon completion of the merger). At the time of the acquisition, JBPC owned and operated 14 JB's Restaurants and two Galaxy Diner restaurants (which were transferred to JBPC from JBFRI prior to the acquisition). Since the acquisition, the Company has converted six of the restaurants acquired by Timber Lodge from JBPC into Timber Lodge Steakhouse restaurants.

    The results of operations for Timber Lodge are included in the Company's accompanying consolidated statements of operations from the date of acquisition, September 1, 1998. This acquisition has been accounted for as a purchase and resulted in costs in excess of net assets acquired of $9.8 million. The results of operations of JBFRI and JBPC have been excluded due to their sale and treatment as a discontinued operation (see note 3).

    The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of La Salsa, Timber Lodge and JB's Restaurants, the JB's Restaurants franchise system and six Galaxy Diner Restaurants are summarized in the following table.

                                             LA SALSA     TIMBER LODGE        JB'S           TOTAL
                                             --------     ------------        ----           -----
                                                               (DOLLARS IN THOUSANDS)
           Cash acquired, net of
             acquisition fees............    $   794          $    72         $    565      $  1,431
           Tangible assets acquired
             at fair value, less cash....     11,852           13,607           22,058        47,517
           Costs in excess of net
             assets acquired.............     10,705            9,791           10,668        31,164
           Liabilities assumed at fair
             value.......................    (11,356)          (5,802)         (21,837)      (38,995)
                                             -------          -------          -------      --------
             Total purchase price........    $11,995          $17,668          $11,454       $41,117
                                             =======          =======          =======      ========

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

                                                   YEARS ENDED DECEMBER 31,
                                                    (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)
                                                    1999                  1998
                                                    ----                  ----
Total revenues.....................               $ 131,386           $   120,643
Net income (loss)..................                  (2,537)                1,239
Net income (loss) per share-basic..                   (0.13)                 0.07
Net income (loss) per share-diluted                   (0.13)                 0.07

3.       SALE OF SEGMENT

    On November 13, 2000, the Company completed the sale of its JB's Family Restaurants, Inc. ("JB's") subsidiary (which includes Galaxy Diners), to LBW Investments, L.L.C., a company controlled by the former Chief Executive Officer of JB's. The Company received net cash proceeds of approximately $7.7 million and a note for $1.3 million, after giving effect to certain deductions, from the buyer. The net assets sold were primarily comprised of current assets, property and equipment and related capital leases, and associated liabilities. In addition, the buyer assumed JB's debt obligations of approximately $5.0 million and other liabilities of approximately $5.5 million. During fiscal 2000, the Company recognized a $3.0 million loss on the sale of JB's which has not been reflected in the following unaudited pro forma statement of operations. The following table presents selected unaudited pro forma results of operations had the sale of JB's occurred as of January 1, 2000:

                                                                          YEAR ENDED DECEMBER 31,
                                                                                   2000
                                                                        ------------------------------
                                                                          (DOLLARS IN THOUSANDS,
                                                                         EXCEPT PER SHARE AMOUNTS)
                                                                        ------------------------------
                                                                                (UNAUDITED)
                                         Revenues                          $ 84,536
                                         Operating income                     3,792
                                         Net income                           2,225

                                         Basic and diluted earnings
                                         per share                         $   0.13

4. NOTES RECEIVABLE

    Notes receivable consist of the following at December 31:

                                                    2000         1999
                                                   -------      -------
                                                 (DOLLARS IN THOUSANDS)

Notes receivable............................       $2,490       $  521
Less allowance for doubtful notes...........          (82)         (82)
                                                   -------      -------
                                                    2,408          439
Less current portion of notes receivable....         (202)        (115)
                                                   -------      ------
                                                   $2,206       $  324
                                                   ======       ======

    The notes receivable balances at December 31, 2000 and 1999 include notes from franchisees related to the sale of Company-operated restaurant equipment. The notes bear interest ranging from 8.0% to 10.75%, mature in 2 to 14 years and are secured by an interest in the restaurant equipment sold.

5.       RELATED PARTY NOTES RECEIVABLE

     The Company acquired an aggregate principal amount of $4.9 million of 13.0% senior secured Checkers Drive-In Restaurants, Inc. ("Checkers") debt from three unaffiliated parties during the quarter ended April 22, 1999. First, on March 30, 1999, the Company acquired $3.0 million of Checkers' senior secured debt in exchange for approximately 998,000 unregistered shares of the Company's common stock. The Company recorded the difference between the market value of the Company's common stock and the stated value of the note receivable as a reduction, or discount, to the note receivable from Checkers in the amount of $350,000. Second, on April 8, 1999, the Company acquired, for cash, approximately $1.9 million of Checkers' senior secured debt from two unaffiliated parties. On May 5, 2000, Checkers paid in full the then outstanding principal and interest due on the senior debt.

     During the third quarter of fiscal 1999, the Company issued promissory notes to certain executives in the total amount of $153,000. As of December 31, 2000, the outstanding balance of such notes is $100,000.


6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:


                                                                     ESTIMATED
                                                                    USEFUL LIFE        2000           1999
                                                                  --------------  -------------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
                     Land.....................................                       $  1,025       $    200
                     Buildings and improvements...............    10 - 40 years         1,731          1,111
                     Equipment, furniture and fixtures........    2 - 10 years          9,476          9,193
                     Leasehold improvements...................    7 - 20 years         23,708         19,327
                                                                                     --------       --------
                                                                                       35,940         29,831
                     Less accumulated depreciation and
                       amortization.............................                       (6,398)        (4,159)
                                                                                     --------       --------
                     Property and equipment, net..............                       $ 29,542       $ 25,672
                                                                                     ========       ========


7. INVESTMENTS IN AFFILIATED COMPANIES

    On December 31, 1998, the Company completed a share exchange (the "Share Exchange") with Fidelity National Financial, Inc. ("Fidelity") whereby Fidelity, a related party, received 2,478,000 shares of the Company's common stock valued at $9.4 million as of December 31, 1998 in exchange for 2,408,874 or 8.2% of the outstanding shares of Rally's Hamburgers, Inc. ("Rally's") common stock and 274,900 shares of CKE common stock (less than 1.0% of the outstanding shares of CKE) held by Fidelity, which combined were also valued at $9.4 million as of December 31, 1998. On August 9, 1999, Rally's merged with Checkers, and pursuant to a simultaneous reverse stock split, the Company's shares of Rally's were converted into 399,471 or 4.3% of the outstanding shares of Checkers. During fiscal 2000, the Company liquidated its entire investment in Checkers, recording a gain on the sale of $1.3 million offset by the Company's portion of Checkers losses totaling $732,000 during fiscal 2000. Such amounts are included in other income on the accompanying Statements of Operations. The Company's investment in CKE is accounted for under the equity method of accounting. Although the Company's investments in CKE (and Checkers during the period of ownership) represented less than 20% ownership interest, management believes that the Company has the ability to exercise significant influence because of certain common board members. As of December 31, 2000, the carrying value approximates fair value.

    During the fourth quarter of 1999, the Company wrote-down its investment in CKE by $6.5 million to its fair value of approximately $1.6 million, upon its conclusion that the investment has experienced an other than temporary decline in value.


8. OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following at December 31:


                                                                            2000        1999
                                                                          -------     -------
                                                                         (DOLLARS IN THOUSANDS)
                                   Outstanding gift certificates......     $ 1,689     $ 1,249
                                   Reserves for operating lease
                                     obligations......................         337         585
                                   State sales tax....................         334         651
                                   Accrued rent.......................          48         131
                                   Other accrued liabilities..........         281         929
                                                                           -------     -------
                                                                           $ 2,689     $ 3,545
                                                                           =======     =======

9.  OTHER LONG-TERM LIABILITIES

    Other long-term liabilities consist of the following at December 31:


                                                                            2000        1999
                                                                          -------     -------
                                                                         (DOLLARS IN THOUSANDS)
                                   Deferred rent.....................       $1,401      $1,418
                                   Reserve for operating lease
                                     obligations.....................          175         293
                                   Lease subsidy reserve.............          173         575
                                   Other.............................          176         366
                                                                           -------     -------
                                                                           $ 1,925     $ 2,652
                                                                           =======     =======

10.LEASES

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

    Property under capital leases consists of the following at December 31:


                                                                  2000                 1999
                                                                 ---------            --------
                                                                   (DOLLARS IN THOUSANDS)
                           Building...................           $ 1,455              $   601
                           Less accumulated amortization             (38)                 (30)
                                                                 --------             --------
                                                                 $ 1,417              $   571
                                                                 =======              =======


    Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

    Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of December 31, 2000 are as follows:


                                                                             CAPITAL      OPERATING
                                                                             -------      ---------
                                                                            (DOLLARS IN THOUSANDS)
                               Fiscal Year:
                                   2001...............................      $    515     $  6,198
                                   2002...............................           515        5,533
                                   2003...............................           489        4,861
                                   2004...............................            35        4,562
                                   2005...............................            35        3,915
                               Thereafter.............................           197       22,003
                                                                            --------     --------
                                         Total minimum lease payments.         1,786      $47,072
                                                                            ========     ========
                               Less amount representing interest......          (350)
                                                                            --------
                               Present value of minimum lease payments         1,436
                               Less current portion...................          (372)
                                                                            --------
                               Capital lease  obligations,  less current
                                 portion..............................      $  1,064
                                                                            ========


    Total minimum lease payments have not been reduced by minimum sublease rentals due in the future under certain operating subleases as follows:

                                  SUBLEASE INCOME
                                  ---------------
                                   (DOLLARS IN
                                    THOUSANDS)
Fiscal Year:
    2001...................           $   252
    2002...................               171
    2003...................               150
    2004...................               140
    2005...................               110
Thereafter.................               242
                                      -------
                                      $ 1,065
                                      =======

    Aggregate rent expense under noncancelable operating leases during fiscal 2000, 1999 and 1998 is as follows:


                                                             2000          1999         1998
                                                         ------------  ------------ --------
                                                                 (DOLLARS IN THOUSANDS)
                                  Minimum rentals....       $ 9,056       $ 7,281      $1,832
                                  Contingent rentals.           772           575          63
                                  Less sublease rentals        (290)         (574)       (401)
                                                            -------       -------      -------
                                                            $ 9,538       $ 7,282      $1,494
                                                            =======       =======      ======

11. LONG-TERM DEBT


    Long-term debt consists of the following at December 31:


                                                                             2000                  1999
                                                                     --------------------  ------------------
                                                                               (DOLLARS IN THOUSANDS)
             Term note payable, quarterly principal payments of
               $300,000 through September 30, 2003, interest based
               on LIBOR plus 4.0% (10.770% at December 31, 2000)...       $  3,600              $  4,800
             Revolving note payable, due September 30, 2003,
               interest based on LIBOR plus 3.75% (10.579% at
               December 31, 2000)..................................          2,160                   904
                                                                          --------              --------
                                                                             5,760                 5,704
             Less current installment of long-term debt..........           (1,200)               (1,204)
                                                                          ---------             ---------
                                                                          $  4,560              $  4,500
                                                                          =========             =========


    In conjunction with the acquisition of La Salsa (see Note 2), the Company assumed La Salsa's obligations associated with a $10.0 million credit agreement. Both the term and revolving note payable are part of the credit agreement and are secured by all property owned by La Salsa, including all tangible and intangible assets.


    Long-term debt matures in fiscal years ending after December 31, 2000 as follows:


FISCAL YEAR                  (DOLLARS IN THOUSANDS)
-----------                  ----------------------
      2001...............         $  1,200
      2002...............            1,200
      2003...............            3,360
                                  --------
                                  $  5,760
                                  ========

12.  SEGMENT AND RELATED INFORMATION


    As of December 31, 2000, the Company has two reportable segments: Steakhouse and Quick-Serve Mexican. As of December 31, 1999, the Company had three reportable segments: Steakhouse, Family Dining and Quick-Serve Mexican.

    The Steakhouse segment is comprised of Timber Lodge Steakhouse which primarily serves dinner only. The Family Dining segment includes JB's and Galaxy Diner Restaurants which serve breakfast, lunch and dinner. The Quick-Serve Mexican segment is comprised of Green Burrito and La Salsa restaurants which are positioned in the "fast food" segment of the restaurant industry.

    The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents and short-term investments for all years presented. In 2000, 1999 and 1998, total assets in the corporate column also include investments in affiliated companies and deferred income taxes. In addition, the corporate assets include related party notes receivable for fiscal 2000 and 1999.

                                          FAMILY    QUICK SERVE
         2000 (2)          STEAKHOUSE     DINING      MEXICAN        CORPORATE    TOTAL
         --------          ----------     ------   --------------  ------------ --------
                                               (DOLLARS IN THOUSANDS)
Revenues ................   $44,010      $39,497      $40,526      $    --      $124,033
Interest income .........        67          134           29          394           624
Interest expense ........       (44)        (291)        (587)          --          (922)
Depreciation and
amortization ............     2,105        1,613        2,032           --         5,750
Pre-opening expense .....       611           --           61           --           672
Segment profit (loss)
before tax ..............     1,408       (4,596)       1,784          386        (1,018)
Total assets ............   $34,705           --      $26,240      $11,861      $ 72,806

         1999 (3)
         --------
Revenues ................   $39,013      $54,671      $20,718      $    --      $114,402
Interest income .........        53          167           44          809         1,073
Interest expense ........       (46)        (431)        (227)          --          (704)
Depreciation and
amortization ............     1,922        1,930        1,119           --         4,970
Pre-opening expense .....       437           --            3           --           440
Segment profit (loss)
before tax ..............     1,299        1,324          880       (6,969)       (3,466)
Total assets ............   $29,186      $30,666      $24,690      $ 7,464      $ 92,006

         1998 (1)
         --------
Revenues ................   $12,157      $18,386      $ 5,010      $    --      $ 35,553
Interest income .........        12           45           --          261           318
Interest expense ........       (10)        (194)          --           --          (204)
Depreciation and
amortization ............       525          532          221           --         1,278
Pre-opening expense .....       386           --           --           --           386
Segment profit before
  tax....................       187          247          730          351         1,425

(1) The steakhouse segment includes the results of operations for Timber Lodge from and after September 1, 1998.
(2) The Family Dining segment includes the results of operations for JB's from and after September 1, 1998 and through November 13, 2000.
(3) The quick-service Mexican segment includes the results of operations for La Salsa from and after July 16, 1999.


13.  INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                    2000      1999      1998
                                  --------  --------  ------
                                     (DOLLARS IN THOUSANDS)
Current:
   Federal....................    $   169   $    13     $  2
   State......................        264        45       21
                                  -------   -------     ----
                                      433        48       23
                                  -------   -------     ----
Deferred:
   Federal....................        (27)     (708)       2
   State......................         (6)     (304)      24
                                  --------  --------    ----
                                      (33)   (1,012)      26
     Income tax expense           --------  --------    ----
   (benefit)....................  $   400   $  (964)    $ 49
                                  ========   ========   ====


A reconciliation of income tax expense (benefit) at the federal statutory rate to the Company's provision for taxes on is as follows:

                                                        2000        1999        1998
                                                     ----------  ----------  -------
                                                           (DOLLARS IN THOUSANDS)
    Income taxes at statutory rate (34%)..........   $ (346)     $(1,178)      $ 485
    State income taxes, net of federal income tax
    benefit.......................................      352          100          94
    Federal credits...............................     (420)        (370)         --
    Increase (decrease) in valuation allowance....      657          439        (580)
    Permanent book/tax differences................      283          215          50
    Other.........................................     (126)        (170)         --
                                                     ---------     -------     ------
    Income tax expense (benefit)..................   $  400      $  (964)      $  49
                                                     =========   =========     ======

    Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities at December 31, as follows:

                                                           2000         1999
                                                         ---------     --------
                                                         (DOLLARS IN THOUSANDS)
             Deferred tax assets:
                       Net operating loss carryforwards   $  4,748    $  7,921
                       Other reserves .................      2,003       2,619
                       Investment differences .........      2,987       2,821
                       Deferred rent ..................        273         306
                       Capital leases .................          8          85
                       Depreciation ...................        593          --
                       Other ..........................        120          63
                                                          --------    --------
                                                            10,732      13,778
                       Alternative minimum tax credits         323         121
                       General business tax credits ...      1,033       1,063
                       Less valuation allowance .......     (3,896)    (11,620)
                                                          --------    --------
             Total deferred tax assets ................      8,192       2,957
                                                          --------    --------
             Deferred tax liabilities:
                       Depreciation ...................         --        (104)
                       State taxes ....................       (242)        (82)
                       Installment gain ...............       (215)        --
                                                          --------    --------
             Total deferred tax liabilities ...........       (457)       (586)
                                                          --------    --------
                       Net deferred tax assets ........   $  7,735    $  2,371
                                                          ========    ========

    The recognition of acquired tax benefits that were previously included in the valuation allowance in the amount of $4.2 million, was recorded as a reduction to goodwill. As of December 31, 2000, the Company has recorded as part of the valuation allowance approximately $534,000 related to acquired net operating losses that any future realization thereof would be reflected as a reduction to goodwill.

    At December 31, 2000 and 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $13.8 million and $22.8 million respectively, which expire in the years 2008 through 2016. At December 31, 2000 and 1999, the Company had net operating loss carryforwards for state tax purposes of approximately $1.0 million and $9.6 million respectively, which expire in the years 2001 through 2004. Utilization of the carryforwards will be limited by IRC Section 382 to specific amounts each year. These net operating loss carryforwards resulted in a deferred tax asset of approximately $4.7 million as of December 31, 2000. However, SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against tax assets, unless management believes it is more likely than not that the Company will realize the benefits. Due to the uncertain nature of the ultimate realization of the deferred tax assets based upon the Company's past operating performance, Section 382 limits and expiration dates of the loss carryforwards, the Company established a valuation allowance against these carryforward benefits. The benefits would be recognized only as reassessment demonstrates they are realizable, which is entirely dependent upon future earnings in specific tax jurisdictions.

     At December 31, 2000, the Company had federal general business tax credit carryovers of approximately $1.0 million which expire in the years 2005 through 2014. A valuation allowance has been established at December 31, 2000 against these credit carryovers. The Company also had federal and state alternative minimum tax credit carryovers of $323,000 at December 31, 2000, which have no expiration date.

14.  ISSUANCE OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

    In May 1995, the Company authorized the issuance of three common stock purchase warrants to acquire a total of 3,000,000 shares of Company common stock. These three warrants were granted at an exercise price that exceeded the closing market price of the Company's common stock on the grant date, as detailed below.

    In May 1995, as partial consideration for legal services rendered in connection with the negotiation of the settlement and development agreement with CKE, the Company agreed to issue a common stock purchase warrant to the law firm representing the Company. The warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share, exercisable after May 1, 1996 and expiring on April 30, 2005. This warrant was subsequently purchased by Fidelity, a related party as discussed in Note 16, in 1997 for $100,000 cash.

    In May 1995, the Company authorized a common stock purchase warrant agreement with Rally's as part of the consideration for entering into a development agreement with the Company. The conditional warrant had a purchase price of $100 and provides for the purchase of 1,000,000 shares of Company common stock at an exercise price of $7.50 per share expiring June 7, 2005. Exercisability was contingent upon Rally's compliance with the development agreement. In April 1996, the Company and Rally's executed an agreement providing for the termination of the development agreement. Consequently, the 1,000,000 common stock purchase warrants that were granted to Rally's were canceled.
                                        33

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

    On July 15, 1999, the Company acquired La Salsa (see Note 2). As part of the consideration, Fidelity, a related party, cancelled 250,000 of its $7.00 Warrants and 250,000 of its $7.50 Warrants and the Company issued a like number of $7.00 and $7.50 Warrants to the shareholders of La Salsa.

    Warrant transactions for 2000, 1999 and 1998 described above are as follows:

                                       2000                                  1999                                 1998
                       -----------------------------------  --------------------------------------  -------------------------------
                                   WEIGHTED AVERAGE                  WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                         SHARES     EXERCISE PRICE        SHARES      EXERCISE PRICE          SHARES        EXERCISE PRICE
                       ----------  -------------------  ----------  ----------------------  -------------  ------------------
Warrants outstanding
  January 1,.......    3,000,000        $ 6.50          3,000,000           $ 6.50           4,000,000          $ 6.12
Issued.............           --            --            500,000             7.25
Canceled...........           --            --           (500,000)            7.25                 --               --
Exercised..........           --        $   --                 --               --          (1,000,000)           5.00
                         -------                          -------                           ----------
Warrants outstanding
  December 31,.....    3,000,000        $ 6.50          3,000,000           $ 6.50           3,000,000          $ 6.50
                       =========                        =========                           ==========


    In conjunction with its 1990 initial public offering, the Company entered into an escrow agreement with three former executives pursuant to which the former executives deposited certain shares of the Company's common stock, originally acquired by them in 1988, into an escrow account to be released upon the achievement of certain income levels by the Company. These shares were owned by certain executives and shareholders prior to the initial public offering and the underwriters requested that these shares be placed into escrow until certain earnings goals were achieved. The respective shareholders have retained full voting rights and full dividend rights to the shares. These restricted shares continue to be included in shares outstanding but have been excluded when calculating basic earnings per share. As of December 31, 2000 and 1999, 100,000 and 120,000 shares, respectively, were in the escrow account to be returned to the Company for cancellation if the Company has not reported earnings of $1,500,000 for any twelve-month period concluding with the twelve-month period ending June 30, 1998. The Company is currently evaluating whether to extend or terminate the escrow agreement.


15.      STOCK-BASED COMPENSATION PLANS

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

1998 Stock Option Plan

    In 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). Awards granted under the Plan are either incentive stock options or non-qualified stock options, with vesting and pricing provisions determined by the Board of Directors or a committee comprised of at least two outside directors of the Company. Under the Plan, incentive options may be granted to officers and other key employees of the Company (including directors if they are also employees of the Company) and non-qualified options may be granted to officers and other key employees of the Company, any member of the Board of Directors or consultants. Options normally have a term of 10 years from the date of grant and become exercisable over a three-year period following the grant date and are priced at the fair market value of the shares on the date of grant. In August 1999, the Plan was amended to increase the number of shares available for issuance under the Plan to 2,000,000. As of December 31, 2000, there were 1,783,000 stock options outstanding with exercise prices ranging from $1.00 to $4.88 and 217,000 options remain available to be granted.

    In connection with the acquisition of Timber Lodge on September 1, 1998, the Company assumed all options outstanding under an existing Timber Lodge stock option plan. Options under this plan become exercisable over a thirty-month period and remain outstanding for a period of ten years following the date of grant. As of December 31, 2000, there were 172,257 stock options outstanding with exercise prices ranging from $2.75 to $6.78. No further shares may be granted under this plan.


Incentive Stock Option Plan

    In 1990, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("ISOP"). Under the ISOP, all key employees, including officers and directors (who are also employees) of the Company are eligible to receive options. To be eligible to receive options under the ISOP, an employee must have been a full-time employee in good standing with the Company for one year. The total number of options authorized under the plan is 100,000. As of December 31, 2000, there were 100,000 stock options outstanding at an exercise price of $2.49 and no options remain available for grant under this plan.


Non-Qualified Stock Option Plan

    In October 1989, the Company adopted a non-qualified stock option plan for directors who are not full-time employees of the Company and individuals who act as consultants to the Company or who are actively involved in the operations or development of the business of the Company. The plan provides for the issuance of a maximum of 125,000 shares of the Company's common stock per individual grant at the market price thereof on the date of grant. Each option lapses, if not previously exercised or extended, on the tenth anniversary of the date of grant or 90 days after the optionee has terminated continuous activity with the Company. In September 1998, the plan was amended to increase the number of shares available for issuance under the plan to 975,000. As of December 31, 2000, there were 892,624 stock options outstanding with exercise prices ranging from $2.94 to $6.25. No further shares may be granted under this plan.

Other Options Issued

    On September 1, 1998 the Board of Directors re-priced 1,017,500 options which previously had been granted to officers and directors. The new exercise price of the options was $4.88, which was the closing price of the Company's stock on August 31, 1998. The 1,017,500 re-priced options are included in the granted and cancelled amounts presented in the 1998 column of the table below.

    Combined transactions for 2000, 1999 and 1998 for the plans and other options described above are as follows:

                                         2000                                  1999                                1998
                          ----------------------------------  -------------------------------------  -------------------------------
                                         WEIGHTED AVERAGE                       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                              SHARES     EXERCISE PRICE          SHARES         EXERCISE PRICE          SHARES     EXERCISE PRICE
                          ------------ ---------------------  ------------- -----------------------  ------------- -----------------
Options outstanding
  January 1,............    2,977,244        $ 4.37            2,161,562            $ 4.93              998,012            $ 7.39
Options assumed in
  Timber Lodge
  acquisition...........                                              --                --              261,807              3.79
Granted.................    1,565,000          1.19              880,500              2.84            2,002,500              5.56
Canceled................   (1,032,529)         4.54              (64,818)             2.39           (1,038,972)             8.29
Exercised...............           --            --                   --                --              (61,785)             3.41
                            ---------                          ---------                              ---------
Options outstanding
  December 31,..........    3,509,715        $ 2.90            2,977,244            $ 4.37            2,161,562            $ 4.93
                            =========                          =========                              =========

The following information applies to options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING
                             --------------------------------------------------
                                            WEIGHTED AVERAGE                                 OPTIONS EXERCISABLE
                                                REMAINING                           -----------------------------------
                               NUMBER       CONTRACTUAL LIFE   WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
                             OUTSTANDING         (YEARS)        EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
                             -----------   -----------------   ----------------     -------------     -----------------
Range of exercise prices
$1.00 - $2.94............     2,319,691             9.0              $ 1.74           1,354,860            $ 2.12
$2.95 - $4.72............       196,042             4.4                3.68             169,376              3.58
$4.73 - $4.88............       680,000             7.7                4.88             680,000              4.88
$4.89 - $7.00............       313,982             3.2                6.67             313,982              6.67
                              ---------                                               ---------
                              3,509,715                              $ 2.90           2,518,218            $ 3.53
                              =========                                               =========

For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 2000, 1999 and 1998: annual dividends consistent with the Company's current dividend policy, which resulted in no payments in fiscal 2000, 1999 or 1998; expected volatility of 60% in fiscal 2000, 1999, and 1998; risk-free interest rates of 5.1% in fiscal 2000, 5.0% in fiscal 1999, and 4.5% in fiscal 1998; and an expected life of 4 years in fiscal 2000 and 3 years in fiscal 1999 and 1998. The weighted average fair value of each option granted during fiscal 2000, 1999 and 1998 was $0.60, $1.24, and $2.52, respectively. Had compensation expense been recognized for fiscal 2000, 1999, and 1998 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded a net loss and loss per share of $1.4 million, or $0.08 per basic and diluted share in fiscal 2000, $3.8 million, or $0.22 per basic and diluted share in fiscal 1999, and a net loss and loss per share of $4.4 million, or $0.52 per basic and $0.48 per diluted share in fiscal 1998. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three-year vesting period, the foregoing pro forma reductions in the Company's net income (loss) are not representative of anticipated amounts in future years.

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


16.  RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000, 1999 and 1998, the Company was involved in transactions with related parties as follows:

CKE Restaurants, Inc.

    The Company and CKE share certain directors. In September 1998, the Company purchased JBFRI and JBPC from CKE (see Note 2) in exchange for approximately 1.7 million shares or 10.9% of the Company's then outstanding common stock at December 31, 1998. On December 31, 1998, the Company acquired 274,900 shares or less than 1% of CKE's common stock from Fidelity (see Note 7). On November 13, 2000, the Company sold JB's Family Restaurant, Inc. (see Note 3).

    In conjunction with the acquisitions of Timber Lodge and JB's (see Note 2), the Company entered into an agreement with CKE to receive certain general and administrative support. As of December 31, 2000, no amounts were incurred or due related to this agreement. As of December 31, 2000, 1999 and 1998, the Company has accrued $0, $500,000 and $106,000 and paid $438,000, $543,000 and $0, respectively, for such services provided during fiscal 2000, 1999 and 1998, respectively. Such amounts represent the cost to CKE of providing such services.

    During May 1995, the Company reached an agreement with CKE pursuant to which CKE agreed to convert a minimum of 40 CKE-owned Carl's Jr. restaurants per year into Carl's Jr./Green Burrito dual-concept stores over a five-year period commencing July 15, 1995. In February 1997, the Company and CKE modified the agreement to provide for the conversion of a minimum of 60 Carl's Jr. restaurants per year to Carl's Jr./Green Burrito dual-concept stores. CKE also agreed to allow its franchisees to convert their restaurants into Carl's Jr./Green Burrito dual-concept stores. In November 1998, the Company and CKE modified the number of units to be converted under the agreement and expanded the units available to satisfy CKE's development obligations by removing limitations on the number of franchised Carl's Jr. restaurants which can be converted and by including Hardee's restaurants and Hardee's franchisees. In June 2000, the Company and CKE entered into a Master Franchise Agreement with respect to CKE's development, operation and sub-franchising of Green Burrito dual-concept restaurants which replaced the previous agreement.

    Pursuant to the Master Franchise Agreement, CKE assumed all operational support, training and other supervisory functions related to CKE's dual-concept restaurants, in exchange for a reduction of approximately 25% of the ongoing royalty fees and an approximate 65% reduction in franchise fees paid to the Company by CKE. In addition, in December 2000, the parties agreed to a revised development schedule pursuant to which CKE agreed to convert and sub-franchise a cumulative total of 308 restaurants by 2006.

    The initial term of the franchise agreements for CKE-owned locations is 15 years with a 10-year renewal period. The franchise agreements also allow for an early termination on a per-store basis if royalties payable to the Company for such location are less than an average of $250 per month for any calendar year. As of December 31, 2000, there were 216 Carl's Jr./Green Burrito restaurants in operation in California, Arizona, Oregon, Nevada, Oklahoma, Kansas and Mexico. For the fiscal years ended December 31, 2000, 1999 and 1998, the Company recognized franchise revenues generated from CKE dual-concept franchise stores of approximately

$711,000, $837,000 and $990,000, respectively. The Company had receivable balances at December 31, 2000 and 1999 of $58,000 and $123,000, respectively, related to royalty and franchise fee payments due from CKE.


Fidelity National Financial, Inc.

    The Company and Fidelity share certain directors. In 1997, Fidelity acquired 1,000,000 shares of the Company's common stock and 3,470,000 warrants to acquire the Company's common stock (see Note 14). In September 1998, Fidelity exercised 1,000,000 of its $5.00 Warrants resulting in net proceeds to the Company of $5,000,000. In December 1998, the Company and Fidelity completed a Share Exchange (see Note 7). In conjunction with the La Salsa acquisition on July 15, 1999, 500,000 of SBRG warrants held by Fidelity were cancelled. As result of these transactions, Fidelity owns approximately 4.7 million shares or 28% of the Company's common stock at December 31, 2000 and holds warrants to acquire an additional 1,970,000 shares of the Company's common stock.


Checkers Drive-In Restaurants, Inc.

    As of December 31, 1999, the Company owned 399,471 shares or approximately 4.3% of Checkers common stock. The Company liquidated its entire investment of Checkers common stock during fiscal 2000 resulting in a net gain of $606,000. (see Note 7).


17.  COMMITMENTS AND CONTINGENCIES


    In connection with the sale or closure of underperforming restaurants which occur from time to time either through divestitures of subsidiaries or in the normal course of business, the Company assigned the related leases to the respective purchasers. The Company remains liable pursuant to the original lease agreements under the respective leases in the event of a default by the purchasers.

    Following is a summary of the Company's commitment pursuant to these leases.

                                                     RENTAL
                                                    PAYMENTS
                                            ----------------------
                Fiscal Year:                (Dollars in thousands)
                2001...................            $    348
                2002...................                 222
                                                   --------
                                                   $    570
                                                   ========

      As a result of a legal settlement with the Company's Green Burrito franchisees, the Company may be required to make loans of up to $27,500 each to as many as 31 of its existing Green Burrito franchisees to fund remodels. As of December 31, 2000, the Company has loaned a total of $120,000 to nine franchisees. The loans bear interest at 8.5% and are being repaid over a five-year period from the date of the loan.

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

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS


    The following table presents information on the Company's financial instruments:

                                                                    2000                               1999
                                                      ---------------------------------  -------------------------------
                                                         Carrying         Estimated          Carrying         Estimated
                                                           AMOUNT         FAIR VALUE         AMOUNT           FAIR VALUE
                                                      ---------------  ---------------   ---------------   -------------
                                                                             (Dollars in thousands)
      Financial assets:
        Cash and cash equivalents.................       $     8,375      $   8,375         $  3,371          $   3,371
        Short-term investments....................             1,755          1,755              640                640
        Account receivable, net...................             1,223          1,223            1,333              1,333
        Accounts payable and accrued expenses.....             4,280          4,280            3,498              3,498
        Investments in affiliated companies.......               852            852            2,637              2,522
        Notes receivable and related party notes
          receivable..............................             2,508          1,980            2,545              2,602
      Financial liabilities:
        Long-term debt and capital lease obliga-
          tions, including current installments...       $     7,196      $   7,196         $  6,307          $   6,307

    The fair value of cash and cash equivalents, short-term investments, accounts receivable, net and accounts payable and accrued expenses approximates their carrying amount due to their short maturity. The fair value of the Company's investments in affiliated companies is based on quoted market prices. The estimated fair value of the Company's notes receivable, related party notes receivable and long-term debt is based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair values estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

19.  SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

    The following table presents summarized unaudited quarterly results:

                                                                             QUARTER
                                                            ----------------------------------------------
                                                              1ST         2ND         3RD           4TH
                                                            --------    --------   --------      ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                     FISCAL 2000
                     Total revenues .....................   $ 42,318    $ 31,249   $ 27,142       $ 23,324
                     Operating income ...................      1,139         474     (2,864)(1)        604
                     Net income (loss) ..................        (67)        568     (2,062)(1)        143
                     Net income (loss) per share-basic...   $     --    $   0.03   $  (0.12)      $   0.01
                                                            ========    ========   ========       ========

                     Net income (loss) per share
                         -diluted .......................   $     --    $   0.03   $  (0.12)      $   0.01
                                                            ========    ========   ========       ========

                     FISCAL 1999
                     Total revenues .....................   $ 30,738    $ 22,307   $ 31,025       $ 30,332

                     Operating income (loss) ............        660         792      1,066         (6,338)(2)
                     Net income (loss) ..................        467         751        777         (4,497)(2)

                     Net income (loss) per share-basic ..   $   0.03    $   0.05   $   0.04       $  (0.23)
                                                            ========    ========   ========       ========

                     Net income (loss) per share
                        -diluted ........................   $   0.03    $   0.05   $   0.04       $  (0.23)
                                                            ========    ========   ========       ========


(1) During the third quarter of 2000, the Company sold JB's recognizing a $3.0 million loss on the sale. The Company had previously reported this as a discontinued operation, however upon further review, the Company determined that the sale did not meet the criteria for a discontinued operation, and as a result, the third quarter fiscal 2000 financial information has been restated to reverse the accrual of $651,000 of JB's operations from October 6, 2000 through November 13, 2000.
(2) During the fourth quarter of 1999, the Company wrote-down its investment in CKE by $6.5 million to its fair value of approximately $1.6 million, upon its conclusion that the investment has experienced an other than temporary decline in value.

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS                               BALANCE
                                           BALANCE AT    CHARGED TO                              ACQUIRED      BALANCE
                                           BEGINNING     COSTS AND   AMOUNTS                      THROUGH      AT END
                DESCRIPTION                OF PERIOD     EXPENSES   WRITTEN-OFF     OTHER      ACQUISITIONS   OF PERIOD
                ------------               ---------    ----------  ----------     ---------   ------------- -----------
                                                           (DOLLARS IN THOUSANDS)
     Year ended December 31, 2000:
      Deducted from asset accounts:
       Allowance for doubtful accounts
        and notes ........................   $   298     $    77      $ --           $--         $  --        $   375
                                             =======     =======      ======         =====       =======      =======


      Allowance for deferred tax assets ..   $11,620     $(1,534)     $ --           $--         $(6,190)     $ 3,896
                                             =======     =======      ======         =====       =======      =======

      Year ended December 31, 1999:
       Deducted from asset accounts:
         Allowance for doubtful accounts
           and notes .....................   $    77     $    65      $ --           $  64       $    92      $   298
                                             =======     =======      ======         =====       =======      =======


         Allowance for deferred tax assets   $ 7,016     $   439      $ --           $--         $ 4,165      $11,620
                                             =======     =======      ======         =====       =======      =======

      Year ended December 31, 1998:
        Deducted from asset accounts:
         Allowance for doubtful accounts
           and notes .....................   $    77     $  --        $ --           $--         $  --        $    77
                                             =======     =======      ======        =====        =======      =======

         Allowance for deferred tax
           assets ........................   $ 4,735     $  (580)     $ --           $--         $ 2,861      $ 7,016
                                             =======     =======      ======        =====        =======      =======

                          SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                    UNAUDITED PRO FORMA STATEMENT OF
                                             OPERATIONS
                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                            (dollars in thousands, except per share amounts)

On November 13, 2000, the Company sold it JB's Family Restaurants, Inc. subsidiary ("JB's") to LBW Investments, L.L.C., a company controlled by the former chief executive officer of JB's. The Company received net cash proceeds of approximately $7.7 million and a note for $1.3 million, after giving effect to certain deductions from the buyer. In additon, the buyer assumed JB's debt obligations of approximately $5.0 million and other liabilities of approximately $5.5 million. The Company recorded a loss on this transaction in the amount of $2,992,000. The following unaudited pro forma statement of operations reflects the operations had the sale of JB's occurred as of January 1, 2000. The unaudited pro forma statement of operations information is provided for comparative purposes only, and is not indicative of the results of operations that would have occurred had this sale occurred at the beginning of the period presented, nor is it indicative of future operating results.

                                                                                      JB's
                                                                Historical         Results of        Pro Forma            Pro Forma
                                                                 Combined          Operations       Adjustments            Adjusted
Revenues:
         Company-operated restaurants                           $119,990            $38,350                                $ 81,640
         Franchised restaurants                                    3,684              1,147                                   2,537
         Other                                                       359                  -                                     359
                                                                --------            -------          -------               --------
                           Total revenues                        124,033             39,497               -                  84,536
                                                                --------            -------          -------               --------


  Restaurant operating costs:
         Food and packaging                                       38,733             12,101                                  26,632
         Payroll and other employee benefits                      39,408             15,352                                  24,056
         Occupancy and other operating costs                      28,629              9,574                                  19,055
                                                                --------            -------          -------               --------
                                                                 106,770             37,027                                  69,743


Advertising                                                        3,792                838                                   2,954
Pre-opening expense                                                  672                  -                                     672
Loss on sale of JB's                                               2,992                              2,992 (A)                   -
General and administrative expense                                10,454              3,079                                   7,375
                                                                --------            -------          -------               --------
                                                                  17,910              3,917           2,992                  11,001
                                                                --------            -------          -------               --------

OPERATING INCOME (LOSS)                                             (647)            (1,447)          2,992                   3,792

Interest expense                                                    (922)              (291)                                 (1,213)
Other income, net                                                    551                134                                     685
                                                                --------            -------          -------               --------
INCOME (LOSS) BEFORE INCOME TAX                                   (1,018)            (1,604)          2,992                   3,264
EXPENSE (BENEFIT)

Income tax expense (benefit)                                         400               (530)          1,169 (B)               1,039
                                                                --------            -------          -------               --------
NET
INCOME                                                           $(1,418)          $ (1,074)        $ 1,823                 $ 2,225
                                                                ========            =======          =======               ========

Earnings per share - Basic                                       $ (0,08)                                                   $  0.13
                                                                ========                                                    =======
Basic weighted average shares outstanding
                                                                  17,765                                                     17,765
                                                                ========                                                    =======

Earnings per share - Diluted                                     $ (0,08)                                                   $  0.13
                                                                ========                                                    =======
Diluted weighted average shares outstanding                       17,765                                                     17,765
                                                                ========                                                    =======


Notes to Unaudited Pro Forma Statement of Operations

(A)      To eliminate the loss on sale of JB's

(B) To record income tax effects of the pro forma adjustments at a pro forma tax rate of 40%

EXHIBIT INDEX

     EXHBIT
     NUMBER                             DESCRIPTION

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

     2.9 Conformed Copy of Amendment No. One to Agreement and Plan of Merger dated as of July 15, 1999; filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

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

EXHIBIT INDEX

     EXHBIT
     NUMBER                             DESCRIPTION

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

     10.19  2000 Employee Stock Purchase Plan;  filed with Registrants
            Registration Statement on Form S-8, dated March 2, 2001, and incorporated by Reference.

     11     Statement regarding Calculation of Earnings Per Share.

     16.1 Letter regarding change in certifying accountant filed with the Registrant's report on Form 8-K for November 11, 1998 and incorporated by reference.

     21     List of Subsidiaries of the Registrant.

     23.1   Consent of KPMG LLP, independent auditors for the Registrant.