Form 10-K/A
period 2000-12-28
SANTA BARBARA RESTAURANT GROUP INC
filed 2001-04-27
CIK 863483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant on April 20, 2001 was approximately $12.6 million based upon the closing price of the common stock, as reported on the NASDAQ Small Cap Market.

The number of shares of the common stock of the registrant outstanding on April 20, 2001 was 13,558,513.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following sets forth certain information for each director of the Company as of December 28, 2000:


NAME                       AGE      DIRECTOR SINCE    POSITION WITH THE COMPANY
----                       ---      --------------    -------------------------
William P. Foley, II       56               1997          Chairman and Director
Andrew F. Puzder           50               1997          Director
Charles Rolles             66               1999          Director
Burt Sugarman              62               1999          Director
Frank P. Willey            47               1997          Director

         WILLIAM P. FOLEY, II became Chairman of the Board and a Director of the Company in July 1997. Mr. Foley has been Chairman of the Board, President (until January 1995) and Chief Executive Officer of Fidelity National Financial, Inc., a company engaged in title insurance and related services. Mr. Foley is also the Chairman of the Board of CKE Restaurants, Inc., and served as Chief Executive Officer from October 1994 until March 2000. He is also Chairman of the Board of Checkers Drive-In Restaurants, Inc. ("Checkers") and a member of the Boards of Directors of American National Financial, Inc., Micro General Corporation, Fresh Foods, Inc., and Miravant Medical Technologies, Inc.

         ANDREW F. PUZDER became a Director of the Company in July 1997 and served as Chief Executive Officer and President from July 1997 to June 2000. Mr. Puzder has been Chief Executive Officer and President of CKE Restaurants, Inc. since September 2000, and Chief Executive Officer and President of Hardee's Food Systems, Inc. since June 2000. He also served as Executive Vice President and General Counsel of CKE Restaurants, Inc. from February 1997 to June 2000. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner with the Stolar Partnership from February 1984 through September 1991. Mr. Puzder also served as Executive Vice President and other capacities for Fidelity National Financial, Inc. from January 1995 to April 1997. Mr. Puzder is also a director of Fresh Foods, Inc. and Aspeon, Inc.

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

         FRANK P. WILLEY became a Director of the Company in July 1997. He is also the Vice Chairman of Fidelity National Financial, Inc. and has been a director since February 1984. He was the President of Fidelity National Financial, Inc. from January 1995 through March 2000, General Counsel of Fidelity National Financial, Inc. from 1984 to January 1995. Mr. Willey also serves on the Boards of Directors of CKE Restaurants, Inc., Southern Pacific Funding Corporation and Ugly Duckling Holdings, Inc.

Executive Officers

         THEODORE ABAJIAN, 37, was appointed President and Chief Executive Officer in November 2000. Previously he served as Executive Vice President and Chief Financial Officer since May 1998. In addition, from January 1, 2000 to October 15, 2000, Mr. Abajian served as Senior Vice President and Chief Financial Officer for Checkers Drive-In Restaurants, Inc. ("Checkers"). Prior to joining Santa Barbara Restaurant Group, Inc. Mr. Abajian served as the Chief Financial Officer of Star Buffet, Inc, since its formation in July 1997. Mr. Abajian also served as a director of Stacey's Buffet, Inc. from October 31, 1997, to February 4, 1998. Mr. Abajian was the Vice President and Controller of Summit Family Restaurants Inc. from 1994 to May, 1998. From 1983 to 1994, he held several positions with Family Restaurants, Inc., including Director of Financial Analysis, Planning and Reporting for the family restaurant division, which included approximately 350 Carrows and Coco's restaurants.

         PETER BEDZYK, 50, has served as Executive Vice President of Operations of the Company's subsidiary Timber Lodge Steakhouse, Inc. since September 1, 1998, the date Timber Lodge was acquired by Santa Barbara Restaurant Group. Prior to the merger, Mr. Bedzyk was President and Chief Operating Officer of Timber Lodge from February 1997 and a director since May 1996. From June 1995 to February 1997 he served as Executive Vice President of Operations and from 1991 to June 1995 Mr. Bedzyk was operations manager for Timber Lodge.

         KEVIN OSBORN, 45, was appointed President and Chief Executive Officer of both the Company's La Salsa and Green Burrito subsidiaries in July 1999. From August 1982 to July 1999, Mr. Osborn was employed by Taco Bueno in Carollton, Texas, spending 11 years as Regional Vice President of Operations.

         ANDREW D. SIMONS, 40, was appointed Senior Vice President, General Counsel and Secretary of the Company in July 1999. In addition, Mr. Simons held the position of Senior Vice President, General Counsel and Secretary of Checkers Drive-In Restaurants, Inc. from June 1999 to September 2000. From April 1996 to June 1999 Mr. Simons served as Vice President, General Counsel and Secretary of Circon Corporation. From July 1992 through April 1996 Mr. Simons worked for Tokos Medical Corporation in various capacities including Vice President, General Counsel and Secretary. Prior to 1992, Mr. Simons was an associate at the law firm of Gibson, Dunn & Crutcher.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Rules adopted by the Securities and Exchange Commission ("SEC") under
Section 16(a) of the Exchange Act require the Company's officers and directors, and persons who own more than 10% of the issued and outstanding shares of the Company's common stock, to file reports of their ownership, and changes in ownership, of such securities with the SEC on SEC Forms 3, 4 or 5, as appropriate. Officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year end, and any written representations provided to it, the Company is advised that all filings were timely and correctly made.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual and long-term compensation of the Company's Chief Executive Officer and the other three most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries during the fiscal year indicated:

SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                               -------------------------------------------------   SECURITIES       ALL OTHER
                                                                                   UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION(S) YEAR    SALARY ($)    BONUS ($)(1)    OTHER($)(2)   OPTIONS (#)        ($)(3)___
------------------------------ ----    ----------    ------------    -----------   -----------     ---------------
Andrew F. Puzder (4)           2000       12,500             0           0           175,000             0
   Chief Executive             1999       25,000             0           0           150,000             0
   Officer                     1998            0             0           0           210,000             0

Theodore Abajian (5)           2000      179,375        60,000       8,400           282,500           618
   Chief Executive             1999      125,000        40,000       9,000            10,000           515
   Officer                     1998       83,333        34,000       6,000            50,000           410

Peter K. Bedzyk (6)            2000      124,696        34,359       6,000           137,500         1,120
   Executive Vice President    1999      115,000        52,806       6,000            15,000           490
   Timber Lodge Steakhouse     1998       32,333         6,500       2,000            40,000           150

Kevin Osborn (7)               2000      200,000        40,000           0           112,500         1,050
   President & CEO             1999       51,667        20,000       2,732           100,000             0
   La Salsa & Green Burrito

Andrew D. Simons (8)           2000      170,000        15,000           0            15,000           726
  Senior Vice President &      1999       92,083        15,000           0            10,000           350
  General Counsel

(1) Bonus amounts were earned during the year indicated and were paid shortly thereafter.

(2) Represents amounts paid as car allowance to executives.

(3) All other compensation includes amounts paid on behalf of the executive for term life insurance.

(4) Mr. Puzder became a Director in July 1997 and served as Chief Executive Officer from August 1997 through June 2000.

(5) Mr. Abajian began his employment with the Company on May 1, 1998, as Chief Financial Officer, and was appointed Chief Executive Officer in November 2000. From January 1, 2000 to October 15, 2000, a total of $96,821 of the compensation shown for Mr. Abajian was charged to Checkers.

(6) Mr. Bedzyk began his employment with the Company on September 1, 1998.

(7) Mr. Osborn began his employment with the Company on July 12, 1999.

(8) Mr. Simons began his employment with the Company on June 14, 1999. During fiscal 2000 and fiscal 1999, $65,521 and $53,541, respectively, of the compensation shown for Mr. Simons was charged to Checkers.

OPTIONS GRANTED IN FISCAL YEAR 2000

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 28, 2000, pursuant to the Company's Stock Option Plan:


                                                                                                     POTENTIAL REALIZABLE
                                          % OF TOTAL                                                       VALUE AT
                           NUMBER OF       OPTIONS                                                  ASSUMED ANNUAL RATES OF
                            SHARES        GRANTED TO                                                STOCK PRICE APPRECIATION
                          UNDERLYING      EMPLOYEES    EXERCISE                                       FOR OPTION TERM(1)
                           OPTIONS        IN FISCAL    PRICE PER                  EXPIRATION
                           GRANTED           YEAR        SHARE                       DATE              5%            10%
                          ----------      ----------   ---------                  ----------        --------       --------
Andrew F. Puzder           150,000                       $1.44                    01/05/2010        $135,841       $344,248
                            25,000                        1.00                    10/25/2010          15,722         39,843
                           -------
                           175,000          17.1%

Theodore Abajian            20,000                       $1.44                    01/05/2010        $ 18,112       $ 45,900
                           262,500                        1.00                    10/25/2010         165,084        418,357
                           -------
                           282,500          27.6%

Peter Bedzyk                25,000                       $1.44                    01/05/2010        $ 22,640       $ 57,375
                           112,500                        1.00                    10/25/2010          70,751        179,296
                           -------
                           137,500          13.5%

Kevin Osborn               112,500          11.0%        $1.00                    10/25/2010        $ 70,751       $179,296

Andrew D. Simons            15,000           1.4%        $1.44                    01/05/2010        $ 13,584       $ 34,425

(1) In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that the rates of annual compound stock appreciation assumed will be achieved.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2000 AND FISCAL YEAR-END OPTION VALUES

The following table sets forth the number of options, both exercisable and unexercisable, held by each of the executive officers of the Company as of December 28, 2000.


                                                                  NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                            SHARES                               UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON          VALUE           OPTIONS AT DECEMBER 28, 2000              DECEMBER 28, 2000 (1)
                          EXERCISE(#)      REALIZED($)      EXERCISABLE        UNEXERCISABLE      EXERCISABLE         UNEXERCISABLE
                         -----------       -----------      -----------        -------------      -----------         -------------
Andrew F. Puzder             0                  0             325,000                0               $6,250              $     0
Theodore Abajian             0                  0              30,000             262,500                 0               65,625
Peter Bedzyk                 0                  0              97,259             112,500                 0               28,125
Kevin Osborn                 0                  0              33,334             179,166                 0               28,125
Andrew D. Simons             0                  0              25,000                   0                 0                    0

(1) Market value of underlying securities at year-end minus the exercise price of "in-the-money" options. The closing sale price for the Company's Common Stock as of December 28, 2000 on the Nasdaq National Market was $1.25.

COMPENSATION OF THE BOARD OF DIRECTORS

         During fiscal 2000, the Company's non-employee directors received cash compensation in the amount of $1,000 for their attendance in person at Board meetings and $500 for their participation at Board meetings telephonically. Effective for fiscal 2001, non-employee Directors shall receive $2,500 for their attendance at each Board meeting and $1,000 for their attendance at each Committee Meeting, as well as a $10,000 annual retainer. Members of the Board of Directors receive nonstatutory stock options from time to time in recognition of their service as members of the Board of Directors. In January and October, 2000, the Board awarded Mr. Foley nonstatutory stock options to purchase 150,000 and 212,500 shares, respectively, of the Company's stock for his service as Chairman of the Board. In January and October, 2000, the Board awarded Mr. Puzder nonstatutory stock options to purchase 150,000 and 25,000 shares, respectively, of the Company's stock for his service as Chief Executive Officer. During the same months each of the remaining non-employee directors received non-statutory stock options to purchase 35,000 and 25,000 shares, respectively, of the Company's common stock for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, the members of the Compensation Committee of the Company's Board of Directors were Messrs. Willey and, through October 2000, C. Thomas Thompson. None of the Compensation Committee members were officers, former officers or employees of the Company during fiscal 2000.

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

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During fiscal 2000, the Board of Directors of the Company held two meetings and acted by unanimous written consent four times. Mr. Sugarman missed one meeting during 2000. All committee meetings were fully attended. There are no family relationships among any of the directors or executive officers of the Company. From time to time, the Directors discuss issues relative to the Company on an informal basis.

Committees of the Board of Directors

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee is presently comprised of three directors selected by the Board of Directors of the Company. The members of the Audit Committee are Frank P. Willey (Chairman), Burt Sugarman and Charles Rolles. The Audit Committee is authorized to handle all matters which it deems appropriate regarding the Company's independent accountants and to otherwise communicate and act upon matters relating to the review and audit of the Company's books and records, including the scope of the annual audit and the accounting methods and systems to be utilized by the Company. In addition, the Audit Committee makes recommendations to the Board of Directors with respect to the selection of the Company's independent accountants. During fiscal 2000, the Audit Committee held one meeting.

         The Compensation Committee is presently comprised of one director, Frank P. Willey selected by the Board of Directors of the Company. The Compensation Committee considers the salary, bonus, and incentive benefits for officers and directors and administers the Company's stock option plan. During fiscal 2000, the Compensation Committee acted by written consent three times.

         The Board of Directors does not have a nominating committee. Instead, the Board of Directors, as a whole, identifies and screens candidates for membership on the Company's Board of Directors.

STOCK PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index, the Restaurants 500 Index for the five-year period ending December 31, 2000. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1995, with dividends reinvested over the periods indicated.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                    OF SANTA BARBARA RESTAURANT GROUP, INC.,
                   THE S&P 500 INDEX AND RESTAURANTS 500 INDEX


                               [PERFORMANCE GRAPH]


                                           DEC 95    DEC 96    DEC 97    DEC 98    DEC 99    DEC 00
                                           ------    ------    ------    ------    ------    ------
         Santa Barbara Restaurant Group    100.00     75.64    111.54     39.10     16.03     12.82
         S&P 500 Index                     100.00    122.96    163.98    210.84    255.22    231.98
         Restaurants 500                   100.00     98.80    106.09    166.25    169.13    152.64


ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information as of April 20, 2001, relating to the beneficial ownership of the Company's Common Stock by (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company, (ii) all directors and nominees, (iii) each of the Named Executive Officers identified in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.


                    NAME AND ADDRESS OF                      NUMBER OF SHARES           PERCENTAGE OF SHARES
                 BENEFICIAL OWNER(1)(2)(3)                BENEFICIALLY OWNED(1)             OUTSTANDING(4)
       Fidelity National Financial, Inc.(5)                      6,696,859                       43.1%
         17911 Von Karman Avenue, Suite 300
         Irvine, CA  92614
       William P. Foley, II (6)                                  2,181,700                       15.5%
       Andrew F. Puzder (7)                                        335,000                        2.4%
       Peter Bedzyk (8)                                            130,046                        1.0%
       Theodore Abajian (9)                                        124,760      .                    *
       Burt Sugarman (10)                                           80,000                           *
       Charles Rolles (11)                                          80,000                           *
       Kevin Osborn (12)                                            60,210                           *
       Frank P. Willey (13)                                         60,000                           *
       Andrew D. Simons (14)                                        25,000                           *
       All officers and directors as a
       group (9 persons)(15)                                     3,076,716                       20.6%

 *   Represents less than 1% of the outstanding common stock of the Company.

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 20, 2001 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 20, 2001 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 3938 State Street Street, Suite 200, Santa Barbara, California 93105.

(4) Percentage calculation assumes owners derivative securities exercisable within 60 days have been exercised.

(5) Includes 1,970,000 shares issuable upon the exercise of presently exercisable warrants.

(6) Excludes the 6,696,859 shares held by Fidelity National Financial, Inc., of which Mr. Foley is Chairman of the Board and Chief Executive Officer, and 656,453 shares held by American National Financial, Inc., of which Mr. Foley is a member of the Board of Directors. Includes 500,000 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(7) Includes 325,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(8) Includes 122,259 shares issuable upon the exercise of stock options exercisable within 60 days.

(9) Includes 105,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(10) Includes 80,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(11) Includes 80,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(12) Includes 58,334 shares issuable upon the exercise of presently exercisable nonstatutory stock options.

(13) Includes 60,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(14) Includes 25,000 shares issuable upon the exercise of stock options exercisable within 60 days.

(15) Includes an aggregate of 1,355,593 shares issuable upon the exercise of stock options exercisable within 60 days held by officers and directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

         The Company believes that the transactions hereunder were the result of arm's-length negotiations, and the terms of each such transaction was no less favorable to the Company as would have been available from an unaffiliated third party. The transactions discussed below were negotiated either (i) before the parties became affiliates; (ii) after the parties ceased to be affiliates; or
(iii) with a majority of the disinterested members of the Company's Board of Directors. Furthermore, it is the policy of the Company that a majority of the disinterested members of the Company's Board of Directors must approve related-party transactions.

CKE Restaurants, Inc.

         The Company and CKE share certain officers and directors. The Company is a party to an agreement with CKE pursuant to which CKE provides the Company with certain general and administrative support, a substantial portion of which related to the Company's JB's Restaurants, Inc. subsidiary which was sold in November, 2000. In fiscal 2000, the Company incurred $438,000 for such services.

         As of December 28, 2000, there were 216 Carl's Jr./Green Burrito dual-concept restaurants in operation in California, Arizona, Oregon, Nevada, Oklahoma, Kansas and Mexico. For the fiscal year ended December 28, 2000, the Company recognized franchise revenues generated from CKE dual-concept franchise stores of approximately $711,000 and had receivable balances of $58,000 related to royalty and franchise fee payments due from CKE.

Fidelity National Financial, Inc.

         The Company and Fidelity share certain officers and directors. In conjunction with the Company's acquisition of La Salsa on July 15, 1999, 500,000 warrants to purchase the Company's stock at prices ranging from $7.00 to $7.50, held by Fidelity were cancelled and reissued by the Company to the selling shareholders of La Salsa Holding, Inc. Fidelity presently owns approximately 4.7 million shares or 34.9% of the Company's common stock and holds warrants to acquire an additional 1,970,000 shares of the Company's common stock.

         During November and December, 2000, the Company entered into equipment lease financing transactions with Fidelity National Financial, Inc. for certain equipment for Timber Lodge Steakhouse, Inc., costing $1.2 million. Under the agreements between the parties, the Company makes monthly payments of approximately $40,000.

Checkers Drive-in Restaurants, Inc.

         The Company and Checkers share certain directors, and, until September 2000, certain officers. During fiscal 2000 and 1999, the Company received $322,655 and $104,408, respectively, from Checkers for compensation payments made by the Company to certain officers on behalf of Checkers.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SANTA BARBARA RESTAURANT GROUP, INC.


                                          By:  /s/ THEODORE ABAJIAN
                                             ----------------------------------
                                          Theodore Abajian
                                          President & Chief Executive Officer
                                          (Principal Executive Financial &
                                          Accounting Officer)


Date:  April 27, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                                  TITLE                                             DATE
/s/ WILLIAM P. FOLEY, II                    Chairman of the Board, Director                      April 27, 2001
---------------------------
William P. Foley, II


/s/ THEODORE ABAJIAN                        Chief Executive Officer                              April 27, 2001
---------------------------                 (Principal Executive Financial
Theodore Abajian                            and Accounting Officer)


/s/ ANDREW F. PUZDER                        Director                                             April 27, 2001
---------------------------
Andrew F. Puzder


/s/ FRANK P. WILLEY                         Director                                             April 27, 2001
---------------------------
Frank P. Willey


/s/ CHARLES ROLLES                          Director                                             April 27, 2001
---------------------------
Charles Rolles


/s/ BURT SUGARMAN                           Director                                             April 27, 2001
---------------------------
Burt Sugarman