Form 10-Q
period 2001-04-19
SANTA BARBARA RESTAURANT GROUP INC
filed 2001-06-01
CIK 863483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 19, 2001.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10576

                            ------------------------

                      SANTA BARBARA RESTAURANT GROUP, INC.

            (Exact name of registrant as specified in its charter.)

               DELAWARE                                     33-0403086
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

     3938 STATE STREET, SUITE 200                             93105
       SANTA BARBARA, CALIFORNIA                            (Zip Code)
    (Address of principal executive
               offices)

                                 (805) 563-3644
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 14, 2001, the registrant had 13,558,513 shares outstanding of its Common Stock, $.08 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SANTA BARBARA RESTAURANT GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of April 19, 2001 and
         December 28, 2000...........................................       3

         Consolidated Statements of Operations for the sixteen weeks
         ended April 19, 2001 and April 20, 2000.....................       4

         Consolidated Statements of Cash Flows for the sixteen weeks
         ended April 19, 2001 and April 20, 2000.....................       5

         Notes to Consolidated Financial Statements..................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      14

Item 6.  Exhibits and Reports on Form 8-K............................      14

Signature............................................................      15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              APRIL 19,   DECEMBER 28,
                                                                2001          2000
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Current assets:
Cash and cash equivalents...................................  $  2,420      $  8,375
Short-term investments......................................     1,286         1,755
Accounts receivable, net of allowance for doubtful accounts
  of $293,000 in 2001 and in 2000...........................       901         1,223
Current portion of notes receivable.........................       203           202
Current portion of related party notes receivable...........        30            30
Inventories.................................................       745           762
Deferred tax assets.........................................       626           626
Prepaid expenses............................................       525           499
Other current assets........................................       196           760
                                                              --------      --------
      Total current assets..................................     6,932        14,232
Property and equipment, net.................................    30,539        29,542
Property under capital leases, net..........................     1,372         1,417
Investments in affiliated companies.........................       539           852
Notes receivable, net.......................................     2,181         2,206
Related party notes receivable, net.........................        70            70
Costs in excess of net assets of businesses acquired, net of accumulated amortization of $646,000 in 2001 and $520,000
  in 2000...................................................    15,569        15,695
Deferred tax assets.........................................     7,109         7,109
Other assets................................................     1,843         1,683
                                                              --------      --------
                                                              $ 66,154      $ 72,806
                                                              ========      ========
                         LIABILITIES AND SHARHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt......................  $  1,200      $  1,200
Current portion of capital lease obligations................       372           372
Accounts payable and accrued expenses.......................     5,182         4,280
Accrued salaries, wages and employee benefits...............     1,860         2,137
Other current liabilities...................................     1,781         2,689
                                                              --------      --------
      Total current liabilities.............................    10,395        10,678
Long-term debt, less current installments...................     3,947         4,560
Capital lease obligations, less current portion.............       927         1,064
Other long-term liabilities.................................     1,663         1,925
Shareholders' equity:
Common stock, $.08 par value, authorized 50,000,000 shares;
  20,745,338 and 20,736,330 shares issued outstanding in
  2001 and 2000, respectively...............................     1,659         1,659
Additional paid in capital..................................    73,617        73,617
Treasury stock, 7,186,825 and 3,933,438 shares in 2001 and
  2000, respectively (at cost)..............................   (11,918)       (5,616)
Accumulated deficit.........................................   (14,136)      (15,081)
                                                              --------      --------
  Total shareholders' equity................................    49,222        54,579
                                                              --------      --------
                                                              $ 66,154      $ 72,806
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               SIXTEEN WEEKS         SIXTEEN WEEKS
                                                                   ENDED                 ENDED
                                                                 APRIL 19,             APRIL 20,
                                                                    2001                 2000
                                                             ------------------   -------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                           (UNAUDITED)
Revenues:
  Company-operated restaurant operations...................       $27,230          $         40,999
  Franchised restaurants...................................           662                     1,207
  Other....................................................            26                       112
                                                                  -------          ----------------
    Total revenues.........................................        27,918                    42,318
                                                                  -------          ----------------
Restaurant operating costs:
  Food and packaging.......................................         8,722                    13,186
  Payroll and other employee benefits......................         8,050                    13,477
  Occupancy and other operating costs......................         6,667                     9,548
                                                                  -------          ----------------
    Total restaurant operating costs.......................        23,439                    36,211
                                                                  -------          ----------------
  Advertising..............................................         1,053                     1,314
  Pre-opening expenses.....................................            74                        77
  General and administrative...............................         2,151                     3,577
                                                                  -------          ----------------
    Total..................................................         3,278                     4,968
                                                                  -------          ----------------
    Operating income.......................................         1,201                     1,139
  Interest expense.........................................          (241)                     (300)
  Other income (expense), net..............................           221                      (932)
                                                                  -------          ----------------
  Income (loss) before income tax (benefit) expense........         1,181                       (93)
  Income tax expense (benefit).............................           236                       (26)
                                                                  -------          ----------------
  Net income (loss)........................................       $   945          $            (67)
                                                                  -------          ----------------
  Basic net income (loss) per share........................       $  0.06          $          (0.01)
                                                                  -------          ----------------
  Diluted net income (loss) per share......................       $  0.06          $          (0.01)
                                                                  -------          ----------------
  Basic weighted average shares outstanding................        15,624                    18,486
                                                                  -------          ----------------
  Diluted weighted average shares outstanding..............        16,191                    18,486
                                                                  -------          ----------------

   The accompanying notes are an integral part of the consolidated financial statments.

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIXTEEN          SIXTEEN
                                                               WEEKS ENDED      WEEKS ENDED
                                                              APRIL 19, 2001   APRIL 20, 2000
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................     $   945          $   (67)
  Adjustments to reconcile net income (loss) to net cash
    flows provided by operating activities:
    Depreciation and amortization...........................       1,374            1,930
    Loss on equity investment in affiliate..................          --            1,169
  Changes in operating assets and liabilities:
    Accounts receivable.....................................         322              175
    Inventory, prepaid expenses and other current assets....          (9)             195
    Accounts payable and accrued expenses...................         902           (1,271)
    Accrued salaries, wages and employee benefits...........        (277)              74
    Other current liabilities...............................        (908)            (290)
                                                                 -------          -------
      Net cash provided by operating activities.............       2,349            1,915
                                                                 -------          -------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term
    investments.............................................         782              245
  Purchases of short-term investments.......................          --              (10)
  Collections on related party and notes receivable.........          24              136
  Net change in other assets................................         404              (31)
  Purchases of property and equipment.......................      (2,200)          (1,563)
                                                                 -------          -------
  Net cash used in investing activities.....................        (990)          (1,223)
                                                                 -------          -------
Cash flows from financing activities:
  Repayment of capital lease obligations....................        (137)            (325)
  Repayment of long-term debt...............................        (613)            (297)
  Proceeds from long-term borrowings and net borrowings
    under line of credit....................................          --              500
  Purchase of treasury stock................................      (6,302)             (49)
  Net change in other long-term liabilities.................        (262)            (613)
                                                                 -------          -------
  Net cash used in financing activities.....................      (7,314)            (784)
                                                                 -------          -------
Net decrease in cash and cash equivalents...................      (5,955)             (92)
Cash and cash equivalents at beginning of period............       8,375            3,371
                                                                 -------          -------
Cash and cash equivalents at end of period..................     $ 2,420          $ 3,279
                                                                 =======          =======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..................................................     $   248          $   271
  Income taxes, net of refunds..............................     $   126          $     1

   The accompanying notes are an integral part of the consolidated financial statements.

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

    Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. As of April 19, 2001, the Company operated 25 Timber Lodge Steakhouse restaurants, 47 La Salsa restaurants and five Green Burrito restaurants. The Company also has 35 Green Burrito stand-alone franchise restaurants, 198 dual-concept franchise restaurants, 45 franchised La Salsa restaurants and one franchised Timber Lodge Steakhouse for a total of 356 restaurants.

2. FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended December 28, 2000.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 2001 presentation.

3. SEGMENT AND RELATED INFORMATION

    The Company currently operates two reportable segments: Steakhouse and Quick Serve Mexican. During fiscal 2000, a third reportable segment, Family Dining, was comprised of the Company's JB's and Galaxy Diner restaurants. The sale of this segment was completed on November 13, 2000. The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only. The Quick Serve Mexican segment is comprised of La Salsa and Green Burrito restaurants. The Company evaluates the performance of its operating segments based on income
(loss) before income taxes.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The corporate assets consist of corporate cash and cash equivalents, short-term investments, investments in affiliated companies, corporate notes receivable, and deferred income taxes for all periods presented. The corporate component of segment profit (loss) before tax includes

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

3. SEGMENT AND RELATED INFORMATION (CONTINUED) corporate general and administrative expenses, interest income and our equity income (loss) generated from our investments in affiliated companies for all periods presented.

                                                                        QUICK
                                                FAMILY                  SERVE
                                                DINING    STEAKHOUSE   MEXICAN    CORPORATE    TOTAL
                                               --------   ----------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
SIXTEEN WEEKS ENDED APRIL 19, 2001
Revenues.....................................  $    --      $15,910    $12,008     $   --     $27,918
Interest income..............................       --           35          5        179         219
Interest expense.............................       --          (43)      (198)        --        (241)
Depreciation and amortization................       --          729        645         --       1,374
Pre-opening expenses.........................       --           32         42         --          74
Segment profit before tax....................       --          917        162        102       1,181
Total assets as of April 19, 2001............  $    --      $34,692    $23,110     $8,352     $66,154

SIXTEEN WEEKS ENDED APRIL 20, 2000
Revenues.....................................  $16,457      $13,703    $12,158     $   --     $42,318
Interest income..............................       52           20          3        102         177
Interest expense.............................     (113)         (14)      (173)        --        (300)
Depreciation and amortization................      652          635        643         --       1,930
Pre-opening expenses.........................       --           77         --         --          77
Segment profit (loss) before tax.............     (410)         731        748     (1,162)        (93)
Total assets as of April 20, 2000............  $29,185      $29,188    $25,120     $6,175     $89,668

4. RELATED PARTY NOTES RECEIVABLE

    During the third quarter of fiscal 1999, the Company issued promissory notes to certain executives in the total amount of $153,000. As of April 19, 2001, the outstanding balance of such notes is $100,000.

             SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

5. CALCULATION OF EARNINGS (LOSS) PER SHARE

                                                                 SIXTEEN          SIXTEEN
                                                               WEEKS ENDED      WEEKS ENDED
                                                              APRIL 19, 2000   APRIL 20, 2001
                                                              --------------   --------------
                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE AMOUNTS)
BASIC EARNINGS (LOSS) PER SHARE:
Numerator
  Net income (loss).........................................     $   945          $   (67)
                                                                 =======          =======
Denominator
  Weighted average shares outstanding.......................      15,724           18,586
  Escrowed restricted shares................................        (100)            (100)
                                                                 -------          -------
  Basic weighted average shares outstanding.................      15,624           18,486
                                                                 =======          =======
  Basic earnings (loss) per share...........................     $  0.06          $ (0.01)
                                                                 =======          =======
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator
  Net income (loss).........................................     $   945          $   (67)
                                                                 =======          =======
Denominator
  Basic weighted average shares outstanding.................      15,624           18,486
Incremental common shares attributable to:
  Escrowed restricted shares................................         100               --
  Exercise of outstanding options...........................         467               --
                                                                 -------          -------
                                                                     567               --
Diluted weighted average shares outstanding.................      16,191           18,486
                                                                 =======          =======
Diluted earnings (loss) per share...........................     $  0.06          $ (0.01)
                                                                 =======          =======

    For the periods ended April 19, 2001 and April 20, 2000, 5.9 million and
6.6 million shares, respectively, relating to the possible exercise of outstanding stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

6. SALE OF JB'S FAMILY RESTAURANTS, INC.

    On November 13, 2000 the Company completed the sale of its JB's Family Restaurants, Inc. ("JB's") subsidiary. JB's financial information is included in all prior year comparisons up to the closing date. The operations of JB's generated revenues of $16.5 million for the sixteen week period ended April 20, 2000, and losses from operations (net of taxes), of $410,000 for the sixteen week period ended April 20, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto. The results of operations for the sixteen week period ended April 20, 2000 include sixteen weeks of operating results for JB's which was sold on November 13, 2000 (see note 6 to Consolidated Financial Statements). The reduction of 55 Company-operated and 30 franchised restaurants associated with the sale are the principal reasons for the significant differences when comparing results of operations for the sixteen week period ended April 19, 2001 with the results of operations for the sixteen week period ended April 20, 2000. The comparability of future periods will also be affected by the aforementioned transaction. The costs associated with opening and integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's unaudited consolidated statements of operations for the sixteen week periods ended April 19, 2001 and April 20, 2000. The sixteen week periods ended
April 19, 2001 and April 20, 2000 are referred to throughout this document as the first quarter of fiscal 2001 and 2000, respectively.

                                                              SIXTEEN WEEKS      SIXTEEN WEEKS
                                                                  ENDED              ENDED
                                                              APRIL 19, 2001   APRIL 20, 2000(1)
                                                              --------------   -----------------
Revenues:
  Company-operated restaurant operations....................       97.5%              96.9 %
  Franchised restaurants and other..........................        2.5                3.1
    Total revenues..........................................      100.0              100.0
                                                                  -----              -----
Restaurant operating costs: (2)
  Food and packaging........................................       32.0               32.2
  Payroll and other employee benefits.......................       29.6               32.9
  Occupancy and other operating costs.......................       24.5               23.3
                                                                  -----              -----
                                                                   86.1               88.4
Advertising (2).............................................        3.9                3.2
Pre-opening expenses (2)....................................        0.3                0.2
General and administrative..................................        7.7                8.5
                                                                  -----              -----
Operating income............................................        4.3                2.7
Interest expense............................................       (0.9)              (0.7)
Other income (expense), net.................................        0.8               (2.2)
Income (loss) before income tax expense (benefit)...........        4.2               (0.2)
Income tax expense (benefit)................................        0.8               (0.1)
                                                                  -----              -----
Net income (loss)...........................................        3.4%              (0.2)%
                                                                  -----              -----

------------------------

(1) Includes the operating results of JB's for the entire fiscal 2000 period presented.

(2) As a percentage of revenues from Company-operated restaurants.

    Revenues from Company-operated restaurants decreased $13.8 million to $27.2 million for the first quarter of fiscal 2001 as compared with revenues of $41.0 million during the first quarter of fiscal 2000.

This decrease in revenues is primarily attributable to the sale of JB's in fiscal 2000 which generated $16.5 million in revenues during the sixteen week period ended April 20, 2000. Timber Lodge Steakhouse revenues increased by
$2.2 million during the first quarter of fiscal 2001 as compared with the first quarter of fiscal 2000. This increase is primarily attributable to the opening of four new restaurants during fiscal 2000. Same-store sales increases at La Salsa of 4.6% and decreases at Timber Lodge of 1.1%, as compared to the prior year period, partially offset the impact of the JB's sale.

    Revenues from franchised restaurants decreased $545,000 to $662,000 for the first quarter of fiscal 2001 as compared with revenues of $1,207,000 during the first quarter of fiscal 2000. The decrease in revenues from franchised restaurants is principally due to the sale of JB's in fiscal 2000 which generated $444,000 of franchise royalties in the first quarter of fiscal 2000, coupled with a $108,000 reduction in royalties earned from dual-concept restaurants resulting from the Company's decision to reduce the dual-concept royalty rate from four percent of revenues to three percent of revenues in exchange for a reduction in services provided by the Company.

    Food and packaging costs as a percentage of revenue from Company-operated restaurants remained nearly constant at 32.0% for the first quarter of fiscal 2001 as compared with 32.2% during the first quarter of fiscal 2000.

    Payroll and other employee benefits as a percent of revenue from Company-operated restaurants decreased to 29.6% for the first quarter of fiscal 2001 as compared with 32.9% of Company-operated revenues during the first quarter of fiscal 2000. This decrease is primarily due to the sale of JB's which operated with higher payroll and benefit costs as a percent of revenues (39.1%) during the first quarter of fiscal 2000.

    Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 24.5% for the first quarter of fiscal 2001 as compared with 23.3% for the first quarter of fiscal 2000. The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants for the first quarter of fiscal 2001, as compared with the prior year, is attributable to increased rental, depreciation, and insurance expenses, primarily at La Salsa restaurants.

    Advertising costs as a percent of revenue from Company-operated restaurants for the first quarter of fiscal 2001 have increased by 70 basis points as compared with the prior year. The increase is primarily due to the sale of JB's which operated with lower advertising costs as a percent of revenues (2.8%) during the first quarter of fiscal 2000.

    Pre-opening expenses decreased $3,000 to $74,000 for the first quarter of fiscal 2001 as compared to $77,000 for the first quarter of 2000. The Company opened one new restaurant in both the first quarter of fiscal 2001 and fiscal 2000.

    General and administrative costs were $2.2 million or 7.7% of total revenues for the first quarter of fiscal 2001 as compared with $3.6 million or 8.5% of total revenues for the first quarter of 2000. The decrease in general and administrative costs as a percentage of total revenues is primarily attributable to reduced general and administrative costs at Green Burrito, resulting from a reduction in the support provided to dual-concept restaurants along with lower general and administrative costs at Timber Lodge as a percent of total revenues resulting from new store openings.

    Interest expense increased to 0.9% of total revenues or $241,000 for the first quarter of 2001 as compared to 0.7% or $300,000 during the first quarter of fiscal 2000. The increase in interest expense as a percent of total revenues is primarily due to the sale of JB's which operated with a lower interest expense as a percent of revenues (0.7%) during the first quarter of fiscal 2000.

    Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable, gains on the sale of investments, and the Company's proportionate share of earnings or losses earned by our equity investments in affiliated companies. During the first quarter of fiscal 2001, other income, net, increased $1,153,000 to $221,000 as compared to a net expense of $932,000 during the first quarter of fiscal 2000. The increase in other income, net, for the sixteen weeks ended April 19, 2001 as compared to the prior year, is primarily attributable to a $1.2 million loss in our investments in affiliates recorded during the first quarter of fiscal 2000.

    The Company's effective tax rate for the first quarter of fiscal 2001 was 20% as compared to 28% for the same period in fiscal 2000.

EFFECT OF INFLATION

    Food and labor costs are significant costs exposed to inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company's costs. In addition, most of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs, and utility costs, all of which are expenses subject to inflation. The Company has generally been able to offset the effects of inflation and increases in the minimum wage through small menu price increases. There can be no assurance that the Company will be able to continue to offset the effects of inflation through menu price increases.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this standard on January 1, 2001, and the application of this accounting standard did not have a material impact on the Company's financial position, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of approximately $2.4 million at April 19, 2001 and $8.4 million at December 28, 2000. The decrease in cash and cash equivalents is primarily due to the use of approximately $2.2 million to fund purchases of equipment and other capital improvements and $7.3 million utilized in financing activities, partially offset by $2.3 million provided by operating activities and cash received from the sale of investments in the amount of $782,000.

    Net cash provided by operating activities was $2.3 million during the sixteen week period ended April 19, 2001 which included net income of $945,000 and $1.4 million of depreciation and amortization. Investing activities required the Company to use $2.2 million in cash to fund capital additions partially offset by proceeds from the sale of investments in the amount of $782,000. Financing activities included the use of $6.3 million of cash to acquire
3.2 million shares of the Company's common stock and $613,000 to pay down long-term debt.

    During the first quarter of 2001, the Company opened one new La Salsa restaurant at a cost of approximately $400,000 and acquired two restaurants which will be converted to the La Salsa concept for a total cost of approximately $260,000 per restaurant. The Company also re-imaged three La Salsa restaurants during the first quarter of fiscal 2001 at an average cost of approximately $65,000 per restaurant. The Company plans to remodel three to five additional La Salsa restaurants during fiscal 2001 The Company also plans to open five to seven new La Salsa restaurants at a cost of approximately $350,000 each during the remainder of fiscal 2001, and is currently negotiating leases to further expand La Salsa in fiscal 2002. In addition, the Company plans to open one to two new Timber Lodge Steakhouse restaurants at a cost of approximately $1.5 million each during fiscal 2001.

    The Company believes it will be able to meet its working capital requirements through available cash and cash equivalents and cash flows from operations. The Company may require additional funds to support its working capital requirements or for other purposes, including the opening of new restaurants, remodeling of certain restaurants, acquisitions and purchases of the Company's common stock, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources. In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

CAUTIONARY STATEMENT

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future restaurant openings or remodels, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should", and similar expressions are intended to identify forward-looking statements.

    The Company's actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

    (i) The restaurant industry is a highly competitive industry with many well established competitors;

    (ii) The Company's results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company's restaurant concepts; local, regional and national economic conditions; the seasonality of the Company's business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

   (iii) The Company's ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices; ability to obtain all governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, the ability to generate or borrow funds, the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees.

    (iv) Price and availability of commodities, including but not limited to such items as beef, chicken, shrimp, and cheese are subject to fluctuations and could increase or decrease more than the Company expects; and/or

    (v) Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

MARKET RISK

    The Company holds publicly-traded common stock of an affiliated restaurant company. The fair value of this security at April 19, 2001 was $395,000. The potential loss in fair value, using a hypothetical 10% and 20% decline in the price, is estimated to be approximately $39,500 and $79,000, respectively. Such a loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated the investment as this investment has historically been accounted for under the equity method of accounting. Accordingly, this investment will not be adjusted to market value unless an other than temporary impairment exists.

    Additionally, the Company has a term note payable and revolving line of credit which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements at April 19, 2001 is $5.1 million. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $51,000 in annual pre-tax earnings.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is from time to time the subject of complaints or lawsuits from customers alleging illness, injury or other food quality, health or operational concerns. The Company also is the subject of claims or allegations from employees and franchisees from time to time. A lawsuit or claim could result in an adverse decision against the Company and could materially adversely affect the Company or its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       (i) Exhibit 11--Calculation of Earnings (Loss) Per Share.

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

                                                       SANTA BARBARA RESTAURANT GROUP, INC.
                                                       (Registrant)

Date: June 1, 2001                                     By:               /s/ TED ABAJIAN
                                                            -----------------------------------------
                                                                           Ted Abajian
                                                               PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE, FINANCIAL AND
                                                                       ACCOUNTING OFFICER)