Form 10-Q
period 2001-07-12
SANTA BARBARA RESTAURANT GROUP INC
filed 2001-08-22
CIK 863483

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2001.
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10576

SANTA BARBARA RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	33-0403086 (I.R.S. Employer Identification No.)
3938 State Street, Suite 200 Santa Barbara, California (Address of principal executive offices)	93105 (Zip Code)
Registrants telephone number, including area code: (805) 563-3644
360 South Hope Avenue, Suite C300 Santa Barbara, California (Former address of principal executive offices)	93105 (Zip Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 6, 2001, the registrant had 13,123,988 shares outstanding of its Common Stock, $.08 par value.

SANTA BARBARA RESTAURANT GROUP, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 12, 2001	December 28, 2000
	(Dollars in thousands) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,449	$8,375
Short-term investments	1,294	1,755
Accounts receivable, net of allowance for doubtful accounts of $271,000 and $293,000 in 2001 and 2000, respectively	806	1,223
Current portion of notes receivable	207	202
Current portion of related party notes receivable	30	30
Inventories	689	762
Current deferred tax assets	626	626
Prepaid expenses	999	499
Other current assets	204	760

Total current assets	6,304	14,232
Property and equipment, net	31,112	29,542
Property under capital leases, net	1,338	1,417
Investment in affiliated company	689	852
Notes receivable, net	2,230	2,206
Related party notes receivable, net	70	70
Costs in excess of net assets of businesses acquired, net of accumulated amortization of $740,000 in 2001 and $520,000 in 2000	14,723	15,695
Deferred tax assets	7,049	7,109
Other assets	1,850	1,683

	$65,365	$72,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,200	$1,200
Current portion of capital lease obligations	372	372
Accounts payable and accrued expenses	4,400	4,280
Accrued salaries, wages and employee benefits	1,776	2,137
Other current liabilities	2,049	2,689

Total current liabilities	9,797	10,678
Long-term debt, less current installments	3,923	4,560
Capital lease obligations, less current portion	831	1,064
Other long-term liabilities	1,644	1,925
Shareholders' equity:
Common stock, $.08 par value, authorized 50,000,000 shares; 16,796,327 and 20,736,330 shares issued and 13,123,988 and 16,802,892 shares outstanding in 2001 and 2000, respectively	1,344	1,659
Additional paid in capital	66,394	73,617
Less cost of treasury stock, 3,672,339 and 3,933,438 shares in 2001 and 2000, respectively	(5,231)	(5,616)
Accumulated deficit	(13,427)	(15,081)
Accumulated other comprehensive income	90	—

Total shareholders' equity	49,170	54,579

	$65,365	$72,806

The accompanying notes are an integral part of the consolidated financial statements.

4

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Twelve Weeks Ended July 12, 2001	Twelve Weeks Ended July 13, 2000	Twenty-eight Weeks Ended July 12, 2001	Twenty-eight Weeks Ended July 13, 2000
Revenues:
Company-operated restaurant operations	$19,413	$30,200	$46,642	$71,199
Franchised restaurants	445	983	1,108	2,190
Other	20	66	46	178

Total revenues	19,878	31,249	47,796	73,567

Restaurant operating costs:
Food and packaging	6,013	9,824	14,735	23,010
Payroll and other employee benefits	5,910	10,263	13,960	23,740
Occupancy and other operating costs	4,806	7,294	11,473	16,842

Total restaurant operating costs	16,729	27,381	40,168	63,592

Advertising	579	869	1,632	2,183
Pre-opening expenses	8	74	82	151
General and administrative	1,587	2,451	3,738	6,028

Total	2,174	3,394	5,452	8,362

Operating income	975	474	2,176	1,613
Interest expense	(165)	(236)	(406)	(536)
Other income (expense), net	76	482	297	(451)

Income before income tax expense	886	720	2,067	626
Income tax expense	177	152	413	125

Net income	$709	$568	$1,654	$501

Basic net income per share	$.05	$.03	$.11	$.03

Diluted net income per share	$.05	$.03	$.11	$.03

Basic weighted average shares outstanding	13,291	18,362	14,458	18,424

Diluted weighted average shares outstanding	13,746	18,462	14,968	18,524

The accompanying notes are an integral part of the consolidated financial statements.

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(unaudited)

	Twenty-eight Weeks Ended July 12, 2001	Twenty-eight Weeks Ended July 13, 2000
Cash flows from operating activities:
Net income	$1,654	$501
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,426	3,355
Loss on equity investment in affiliate	—	1,121
Loss on disposal of property and equipment	—	43
Changes in operating assets and liabilities:
Accounts receivable	417	46
Inventories, prepaids and other current assets	129	(16)
Accounts payable and accrued expenses	120	(988)
Accrued salaries, wages and employee benefits	(361)	461
Other current liabilities	(640)	(885)

Net cash provided by operating activities	3,745	3,638

Cash flows from investing activities:
Proceeds from maturity of short-term investments	782	245
Purchases of short-term investments	—	(21)
Issuance of related party and notes receivable	(76)	(70)
Collections on related party and notes receivable	47	2,046
Net change in other assets	(175)	(235)
Proceeds from sale of property and equipment	—	13
Purchases of property and equipment	(3,697)	(4,647)

Net cash used in investing activities	(3,119)	(2,669)

Cash flows from financing activities:
Repayment of capital lease obligations	(233)	(541)
Repayment of long-term debt	(637)	(300)
Proceeds from long-term borrowings and net borrowings under line of credit	—	500
Purchase of treasury stock	(6,401)	(254)
Net change in other long-term liabilities	(281)	(737)

Net cash used in financing activities	(7,552)	(1,332)

Net decrease in cash and cash equivalents	(6,926)	(363)
Cash and cash equivalents at beginning of period	8,375	3,371

Cash and cash equivalents at end of period	$1,449	$3,008

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$405	$553
Income taxes	$205	$2

The accompanying notes are an integral part of the consolidated financial statements.

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Company

        Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the "Company") is engaged in the food service industry. As of July 12, 2001, the Company operated 25 Timber Lodge Steakhouse restaurants, 47 La Salsa restaurants, and five Green Burrito restaurants. The Company also franchises 35 Green Burrito stand-alone restaurants, 198 dual-concept restaurants, one Timber Lodge Steakhouse, and 46 La Salsa restaurants for a total of 357 restaurants.

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

	Family Dining	Steakhouse	Quick Serve Mexican	Corporate	Total
	(Dollars in thousands)
Twelve Weeks Ended July 12, 2001
Revenues	$—	$10,055	$9,823	$—	$19,878
Interest income	—	23	7	71	101
Interest expense	—	(33)	(132)	—	(165)
Depreciation and amortization	—	553	499	—	1,052
Pre-opening expenses	—	—	8	—	8
Segment profit before tax	$—	$252	$610	$24	$886
Twelve Weeks Ended July 13, 2000
Revenues	$11,798	$9,740	$9,711	$—	$31,249
Interest income	45	23	13	171	252
Interest expense	(84)	(11)	(141)	—	(236)
Depreciation and amortization	482	494	449	—	1,425
Pre-opening expenses	—	74	—	—	74
Segment profit (loss) before tax	$(477)	$172	$650	$375	$720
Twenty-eight Weeks Ended July 12, 2001
Revenues	$—	$25,965	$21,831	$—	$47,796
Interest income	—	58	12	250	320
Interest expense	—	(76)	(330)	—	(406)
Depreciation and amortization	—	1,282	1,144	—	2,426
Pre-opening expenses	—	32	50	—	82
Segment profit before tax	—	1,087	828	152	2,067
Total assets as of July 12, 2001	$—	$33,388	$21,860	$10,117	$65,365
Twenty-eight Weeks Ended July 13, 2000
Revenues	$28,255	$23,442	$21,870	$—	$73,567
Interest income	97	39	32	260	428
Interest expense	(197)	(25)	(314)	—	(536)
Depreciation and amortization	1,133	1,129	1,093	—	3,355
Pre-opening expenses	—	151	—	—	151
Segment profit (loss) before tax	(886)	862	1,332	(682)	626
Total assets as of December 28, 2000	$—	$34,705	$26,240	$11,861	$72,806

4. Related Party Notes Receivable

        During the third quarter of fiscal 1999, the Company issued promissory notes to certain executives in the total amount of $153,000. As of July 12, 2001, the outstanding balance of such notes is $100,000.

5. Comprehensive Income

        The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses in debt and equity securities adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income was $800,000 for the twelve weeks ended July 12, 2001 and $1.7 million for the twenty-eight week period ending July 12, 2001. The Company had no other comprehensive income items for the twelve and twenty-eight weeks ended July 13, 2000.

6. Calculation of Earnings per Share

	Twelve Weeks Ended July 12, 2001	Twelve Weeks Ended July 13, 2000	Twenty-eight Weeks Ended July 12, 2001	Twenty-eight Weeks Ended July 13, 2000
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:
Numerator
Net income	$709	$568	$1,654	$501

Denominator
Weighted average shares outstanding	13,291	18,462	14,508	18,524
Escrowed restricted shares	—	(100)	(50)	(100)

Basic weighted average shares outstanding	13,291	18,362	14,458	18,424

Basic earnings per share:	$.05	$.03	$.11	$.03

Diluted Earnings Per Share:
Numerator
Net income	$709	$568	$1,654	$501

Denominator
Basic weighted average shares outstanding	13,291	18,362	14,458	18,424
Incremental common shares attributable to:
Escrowed restricted shares	—	100	50	100
Outstanding options	455	—	460	—

	455	100	510	100
Diluted weighted average shares outstanding	13,746	18,462	14,968	18,524

Diluted earnings per share	$.05	$.03	$.11	$.03

        For the twelve and twenty-eight week periods ended July 12, 2001 and July 13, 2000, 5.9 million and 6.7 million shares, respectively, relating to the possible exercise of outstanding stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

7. Sale of JB's Family Restaurants, Inc.

        On November 13, 2000 the Company completed the sale of its JB's Family Restaurants, Inc. ("JB's") subsidiary. JB's financial information is included in all prior year comparisons up to the closing date. The operations of JB's generated revenues of $11.8 million and $28.2 million for the twelve and twenty-eight week periods ended July 13, 2000, and losses from operations (before taxes) of $477,000 and $886,000 for the twelve and twenty-eight week periods ended July 13, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto. The results of operations for the twelve and twenty-eight week periods ended July 13, 2000, include twelve and twenty-eight weeks of operating results for JB's which was sold on November 13, 2000 (see note 7 to Consolidated Financial Statements). The reduction of 55 Company-operated and 30 franchised restaurants associated with the sale are the principal reasons for the significant differences when comparing results of operations for the twelve and twenty-eight week periods ended July 12, 2001 with the results of operations for the twelve and twenty-eight week periods ended July 13, 2000. The comparability of future periods will also be affected by the aforementioned transaction. The costs associated with opening and integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company's results of operations.

Results of Operations

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's unaudited consolidated statements of income for the twelve and twenty-eight week periods ended July 12, 2001 and July 13, 2000. The twelve week periods ended July 12, 2001 and July 13, 2000 are referred to throughout this document as the second quarter of fiscal 2001 and 2000, respectively.

	Twelve Weeks Ended July 12, 2001	Twelve Weeks Ended July 13, 2000(1)	Twenty-Eight Weeks Ended July 12, 2001	Twenty-Eight Weeks Ended July 13, 2000(1)
Revenues:
Company-operated restaurant operations	97.7%	96.6%	97.7%	96.8%
Franchised restaurants and other	2.3	3.4	2.3	3.2

Total revenues	100.0	100.0	100.0	100.0

Restaurant operating costs:(2)
Food and packaging	31.0	32.5	31.6	32.3
Payroll and other employee benefits	30.4	34.0	29.9	33.3
Occupancy and other operating costs	24.8	24.2	24.6	23.7

	86.2	90.7	86.1	89.3
Advertising(2)	3.0	2.9	3.5	3.1
Pre-opening expenses(2)	—	0.2	0.2	0.2
General and administrative	8.0	7.8	7.8	8.2

Operating income	4.9	1.5	4.6	2.2
Interest expense	(0.8)	(0.8)	(0.8)	(0.7)
Other income (expense), net	0.4	1.5	0.6	(0.6)
Income before income taxes	4.5	2.3	4.3	0.9
Income tax expense	0.9	0.5	0.9	0.2

Net income	3.6%	1.8%	3.5%	0.7%

(1)
Includes the operating results of JB's for the entire fiscal 2000 period presented.

(2)
As a percentage of revenues from Company-operated restaurants.

Results of Operations for the Twelve Weeks Ended July 12, 2001 as Compared to the Twelve Weeks Ended July 13, 2000

    Revenues from Company-operated restaurants decreased $10.8 million to $19.4 million for the second quarter of fiscal 2001 as compared with revenues of $30.2 million during the second quarter of fiscal 2000. The decrease in revenues is primarily attributable to the sale of JB's in fiscal 2000, which generated $11.5 million in revenues during the second quarter ended July 13, 2000. La Salsa same-store sales increased 4.4% during the second quarter of 2001. Timber Lodge Steakhouse and Green Burrito same-store sales decreased by 5.8% and 3.9%, respectively during the second quarter of 2001.

    Revenues from franchised restaurants decreased $538,000 to $445,000 for the second quarter of fiscal 2001 as compared with revenues of $983,000 during the second quarter of fiscal 2000. The decrease in revenues from franchised restaurants is principally due to the sale of JB's which generated $347,000 in franchise royalties in the second quarter of fiscal 2000. Additionally, royalties earned from dual-concept restaurants declined by $106,000 as a result of the Company's decision to reduce the dual-concept royalty rate from four percent of revenues to three percent of revenues in exchange for a reduction in services provided by the Company.

    Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 31.0% for the second quarter of fiscal 2001 as compared with 32.5% during the second quarter of fiscal 2000. The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants for the second quarter of fiscal 2001 as compared with the prior year, is primarily due to a 260 and 180 basis point reduction in costs at La Salsa and Timber Lodge Steakhouse restaurants, respectively, due to favorable pricing negotiated on purchase contracts for key food products.

    Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 30.4% for the second quarter of fiscal 2001 as compared with 34.0% for the second quarter of fiscal 2000. The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants for the second quarter of fiscal 2001 as compared with the prior year, is primarily attributable to sale of JB's in fiscal 2000, which operated with higher payroll and benefit costs as a percent of revenues (41.1%) during the second quarter of fiscal 2000.

    Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 24.8% for the second quarter of fiscal 2001 as compared with 24.2% for the second quarter of fiscal 2000. The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants is primarily attributable to increased rental utility costs, depreciation, and insurance expenses at La Salsa and Timber Lodge Steakhouse.

    Advertising costs as a percent of revenue from Company-operated restaurants for the second quarter of fiscal 2001 have remained constant as compared with the prior year period, due to management's objective to spend approximately three to four percent of restaurant sales on advertising.

    Pre-opening expenses decreased $66,000 to $8,000 for the second quarter of fiscal 2001 as compared to $74,000 for the second quarter of fiscal 2000. The decrease is due to the reduction in the number of conversions and new openings in fiscal 2001 versus fiscal 2000.

    General and administrative costs were $1.6 million or 8.0% of total revenues for the second quarter of fiscal 2001 as compared with $2.5 million or 7.8% of total revenues for the second quarter of fiscal 2000. The decrease in general and administrative costs is attributable to the sale of JB's in fiscal 2000, which incurred $799,000 in general and administrative costs in the second quarter of fiscal 2000.

    Interest expense remained at 0.8% of total revenues or $165,000 for the second quarter of fiscal 2001, as compared to $236,000 for the second quarter of fiscal 2000. The decrease in interest expense dollars is due to the sale of JB's in fiscal 2000.

    Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company's proportionate share of earnings or losses earned by our equity investments in affiliated companies. During the second quarter of fiscal 2001, other income, net, decreased $406,000 to $76,000 as compared to $482,000 during the second quarter of fiscal 2000. The current quarter income is comprised primarily of interest income as compared to the same period last year which also included the recognition of Checkers notes receivable discount amortized to income upon the note pay-off and other gains on investments in affiliates.

    The Company's effective tax rates for the twelve week periods ended July 12, 2001 and July 13, 2000 were 20% and 21%, respectively.

Results of Operations for the Twenty-eight Weeks Ended July 12, 2001 as Compared to the Twenty-eight Weeks Ended July 13, 2000

    Revenues from Company-operated restaurants decreased $24.6 million to $46.6 million for the twenty-eight weeks ended July 12, 2001 as compared with revenues of $71.2 million during the twenty-eight weeks ended July 13, 2000. The decrease in revenues is primarily attributable to the sale of JB's in fiscal 2000, which generated $27.5 million in revenues during the twenty-eight week period ended July 13, 2000. Same-store sales for Company-operated restaurants increased 4.5% at La Salsa, while decreasing 3.0% at Timber Lodge Steakhouse and 5.4% at Green Burrito for the twenty-eight weeks ended July 12, 2001 as compared to the comparable period last year.

    Revenues from franchised restaurants decreased $1.1 million to $1.1 million for the twenty-eight weeks ended July 12, 2001 as compared with revenues of $2.2 million during the twenty-eight weeks ended July 13, 2000. The decrease in revenues from franchised restaurants is principally due to the sale of JB's which generated $791,000 in franchise royalties during the prior year period, coupled with a $214,000 year over year reduction in dual-concept restaurant royalties.

    Food and packaging costs as a percentage of revenue from Company-operated restaurants for the twenty-eight weeks ended July 12, 2001 decreased to 31.6% as compared with 32.3% for the twenty-eight weeks ended July 13, 2000. The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants is primarily due a 190 and 100 basis point reduction in costs at La Salsa and Timber Lodge Steakhouse restaurants, respectively, due to favorable pricing negotiated on purchase contracts for key food products..

    Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants for the twenty-eight weeks ended July 12, 2001 to 29.9% as compared with 33.3% for the twenty-eight weeks ended July 13, 2000. The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants is attributable to sale of JB's in fiscal 2000, which operated with higher payroll and benefit costs as a percent of revenues (39.9%) for the twenty-eight week period ended July 13, 2000.

    Occupancy and other operating costs for the twenty-eight weeks ended July 12, 2001, as a percentage of revenue from Company-operated restaurants increased to 24.6% as compared with 23.7% for the twenty-eight weeks ended July 13, 2000. The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants is attributable to increased rental, utility costs, depreciation, and insurance expenses at La Salsa and Timber Lodge Steakhouse.

    Advertising costs as a percent of revenue from Company-operated restaurants for the twenty-eight weeks ended July 12, 2001, have remained constant as compared with the prior year, due to management's objective to spend approximately three to four percent of restaurant sales on advertising.

    For the twenty-eight weeks ended July 12, 2001, pre-opening expenses decreased $69,000 to $82,000 as compared to $151,000 for the twenty-eight weeks ended July 13, 2000. The decrease is due to the reduction in the number of conversions and new openings in fiscal 2001 versus fiscal 2000.

    General and administrative costs were $3.7 million or 7.8% of total revenues for the twenty-eight weeks ended July 12, 2001, as compared with $6.0 million or 8.2% of total revenues for the twenty-eight weeks ended July 13, 2000. The decrease in general and administrative costs is attributable to the sale of JB's in fiscal 2000, which incurred $2.1 million in general and administrative costs for the twenty-eight week period ended July 13, 2000.

    Interest expense for the twenty-eight weeks ended July 12, 2001 was $406,000 or 0.8% of total revenues as compared to $536,000 or 0.7% of total revenues for the twenty-eight weeks ended July 13, 2000. The decrease in interest expense dollars is due to the sale of JB's in fiscal 2000.

    Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company's proportionate share of earnings or losses earned by our equity investments in affiliated companies. For the twenty-eight weeks ended July 13, 2000 other income (expense), net, increased $748,000 to $297,000 as compared to an expense of $451,000 for the twenty-eight weeks ended July 13, 2000. The prior year period included losses on equity investments in the amount of $1.1 million, offset primarily by interest income earned on invested cash and notes receivable, a $129,000 gain on sale of stock in an affiliated company, and recognition of the Checkers notes receivable discount amortized to income upon the note payoff in fiscal 2000.

    The Company's effective tax rate for the twenty-eight week periods ended July 12, 2001 and July 13, 2000 was 20%.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires the purchase method be used for business combinations initiated after June 30,

2001. SFAS No. 142 requires that goodwill no longer be amortized as an expense against earnings, but instead, should be reviewed periodically for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001.

    The Company has historically amortized its goodwill over its estimated useful life. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill. The Company recorded amortization expenses in the amount of $520,000 for the year ended December 28, 2000, $94,000 for the twelve weeks ended July 12, 2001, and $220,000 for the twenty-eight weeks ended July 12, 2001. While the Company has not completely analyzed the impact of adopting SFAS 141 and 142, to the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods.

Liquidity and Capital Resources

    The Company had cash and cash equivalents of approximately $1.4 million at July 12, 2001 and $8.4 million at December 28, 2000. The decrease in cash and cash equivalents is primarily due to the use of approximately $3.7 million to fund purchases of equipment and other capital improvements and $7.6 million utilized in financing activities, partially offset by $3.7 million provided by operating activities and cash received from the sale of investments in the amount of $782,000.

    Net cash provided by operating activities was $3.7 million during the twenty-eight week period ended July 12, 2001 which included net income of $1.7 million and depreciation and amortization of $2.4 million. Investing activities required the Company to use $3.7 million in cash to fund capital additions partially offset by proceeds from the sale of investments in the amount of $782,000. Financing activities included the use of $6.4 million of cash to acquire 3.6 million shares of the Company's stock and $637,000 of cash to pay down long-term debt.

    During the first twenty-eight weeks ended July 12, 2001, the Company opened one new La Salsa restaurant at a cost of approximately $400,000 and acquired two restaurants which were converted to the La Salsa concept for a total cost of approximately $270,000 per restaurant. The Company also re-imaged four La Salsa restaurants during the first half of fiscal 2001 at an average cost of approximately $61,000 per restaurant. The Company plans to remodel three to five additional La Salsa restaurants during fiscal 2001. The Company also plans to open approximately seven new La Salsa restaurants at a cost of approximately $350,000 each during the remainder of fiscal 2001, and is currently negotiating leases to further expand La Salsa in fiscal 2002. In addition, the Company plans to open one new Timber Lodge Steakhouse restaurant at a cost of approximately $2.0 million during fiscal 2001.

    The Company believes it will be able to meet its working capital requirements through its available cash and cash equivalents and cash flows from operations. The Company may require additional funds to support its working capital requirements or for other purposes, including the opening of new restaurants, remodeling of certain restaurants, acquisitions and purchases of the Company's common stock, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources. In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable or acceptable to the Company.

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

  (iv)
  Price and availability of commodities and utilities, including but not limited to such items as beef, chicken, shrimp, and cheese are subject to fluctuations and could increase or decrease more than the Company expects; and/or

  (v)
  Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

Item 3. Market Risk

    The Company holds publicly-traded common stock of an affiliated restaurant company. The fair value of this security at July 12, 2001 was $689,000. The potential loss in fair value, using a hypothetical 10% and 20% decline in the price, is estimated to be approximately $69,000 and $138,000, respectively. Such loss in fair value would not impact the Company's financial position, results of operations or cash flows, unless the Company liquidated this investment.

    Additionally, the Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively. The total debt outstanding under both agreements at July 12, 2001 is $5.1 million. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $51,000 in annual pre-tax earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of the Company was held on August 6, 2001. At the meeting, the following actions were taken by the stockholders.

    Results of voting for the Directors was as follows:

William P. Foley, II Charles Rolles Frank P. Willey Burt Sugarman Andrew F. Puzder Norman N. Habermann Ronald B. Maggard	For: 11,770,584 For: 11,762,456 For: 11,765,626 For: 11,743,756 For: 11,750,271 For: 11,748,756 For: 11,747,756	Withheld: 331,258 Withheld: 339,386 Withheld: 336,216 Withheld: 358,086 Withheld: 351,571 Withheld: 353,086 Withheld: 354,086

    A proposal to approve an amendment to the Company's 1998 Stock Option Plan:

For: Against: Abstain:	7,795,401 982,518 124,947

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

(i)
None.

(b)
Current Reports on Form 8-K:

(i)
None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA BARBARA RESTAURANT GROUP, INC. (Registrant)
August 21, 2001	By:	/s/ TED ABAJIAN Ted Abajian President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

QuickLinks

SANTA BARBARA RESTAURANT GROUP, INC. INDEX TO FORM 10-Q PART I. FINANCIAL INFORMATION
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (unaudited)
SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (unaudited)
SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
1. Company
2. Financial Statements
3. Segment and Related Information
4. Related Party Notes Receivable
5. Comprehensive Income
6. Calculation of Earnings per Share
7. Sale of JB's Family Restaurants, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Results of Operations for the Twelve Weeks Ended July 12, 2001 as Compared to the Twelve Weeks Ended July 13, 2000
Results of Operations for the Twenty-eight Weeks Ended July 12, 2001 as Compared to the Twenty-eight Weeks Ended July 13, 2000
Effect of Inflation
New Accounting Pronouncements
Liquidity and Capital Resources
Cautionary Statement
Item 3. Market Risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE