Form 10-Q
period 2001-10-04
SANTA BARBARA RESTAURANT GROUP INC
filed 2001-11-16
CIK 863483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10576

SANTA BARBARA RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter.)

Delaware	33-0403086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3938 State Street, Suite 200 Santa Barbara, California	93105
(Address of principal executive offices)	(Zip Code)

(805) 563-3644
(Registrants telephone number, including area code:)

360 South Hope Avenue, Suite C300 Santa Barbara, California	93105
(Former address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

As of November 1, 2001, the registrant had 12,896,315 shares outstanding of its Common Stock, $.08 par value.

SANTA BARBARA RESTAURANT GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	October 4,	December 28,
	2001	2000
	(Dollars in thousands)
	(unaudited)
Current assets:
Cash and cash equivalents	$1,578	$8,375
Short-term investments	1,294	1,755
Accounts receivable, net of allowance for doubtful accounts of $253,000 and $293,000 in 2001 and 2000, respectively	848	1,223
Current portion of notes receivable	211	202
Current portion of related party notes receivable	30	30
Inventories	687	762
Current deferred tax assets	626	626
Prepaid expenses	1,076	499
Other current assets	196	760
Total current assets	6,546	14,232

Property and equipment, net	32,343	29,542
Property under capital leases, net	1,343	1,417
Investment in affiliated company	--	852
Notes receivable, net	2,143	2,206
Related party notes receivable, net	70	70
Costs in excess of net assets of businesses acquired, net of accumulated amortization of $835,000 in 2001 and $520,000 in 2000	14,092	15,695
Deferred tax assets	8,461	7,109
Other assets	2,045	1,683
	$67,043	$72,806

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt	$1,200	$1,200
Current portion of capital lease obligations	372	372
Accounts payable and accrued expenses	6,229	4,280
Accrued salaries, wages and employee benefits	1,880	2,137
Other current liabilities	1,937	2,689
Total current liabilities	11,618	10,678

Long-term debt, less current installments	3,623	4,560
Capital lease obligations, less current portion	786	1,064
Other long-term liabilities	1,601	1,925

Shareholders’ equity:
Common stock, $.08 par value, authorized 50,000,000 shares; 14,497,078 and 20,736,330 shares issued and 12,896,315 and 16,802,892 shares outstanding in 2001 and 2000, respectively	1,344	1,659
Additional paid in capital	66,442	73,617
Less cost of treasury stock, 1,600,763 and 3,933,438 shares in 2001 and 2000, respectively	(5,926)	(5,616)
Accumulated deficit	(12,445)	(15,081)
Total shareholders’ equity	49,415	54,579
	$67,043	$72,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Twelve Weeks	Twelve Weeks	Forty Weeks	Forty Weeks
	Ended	Ended	Ended	Ended
	October 4,	October 5,	October 4,	October 5,
	2001	2000	2001	2000
Revenues:
Company-operated restaurant operations	$19,555	$26,288	$66,197	$97,487
Franchised restaurants	476	788	1,584	2,978
Other	19	66	65	244
Total revenues	20,050	27,142	67,846	100,709

Restaurant operating costs:
Food and packaging	6,167	8,541	20,902	31,551
Payroll and other employee benefits	5,950	8,583	19,910	32,323
Occupancy and other operating costs	4,958	6,358	16,431	23,200
Total restaurant operating costs	17,075	23,482	57,243	87,074

Advertising	749	845	2,381	3,028
Pre-opening expenses	96	116	178	267
Loss on sale of JB’s	--	2,992	--	2,992
General and administrative	1,505	2,571	5,243	8,599
Total	2,350	6,524	7,802	14,886

Operating income (loss)	625	(2,864)	2,801	(1,251)

Interest expense	(146)	(211)	(552)	(747)
Other income, net	605	1,256	902	805
Income (loss) before income tax expense	1,084	(1,819)	3,151	(1,193)
Income tax expense	102	243	515	368
Net income (loss)	$982	$(2,062)	$2,636	$(1,561)

Basic net income (loss) per share	$.07	$(.12)	$.19	$(.09)
Diluted net income (loss) per share	$.07	$(.12)	$.18	$(.09)
Basic weighted average shares outstanding	13,112	17,273	14,009	18,040
Diluted weighted average shares outstanding	13,820	17,373	14,585	18,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANTA BARBARA RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Forty	Forty
	Weeks Ended	Weeks Ended
	October 4,	October 5,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,636	$(1,561)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,491	4,684
(Gain) loss on equity investment in affiliate	(547)	1,456
Loss on sale of JB’s	--	2,992
Loss on disposal of property and equipment	--	(327)
Provision for deferred income taxes	(808)
Changes in operating assets and liabilities:
Accounts receivable	415	56
Inventories, prepaids and other current assets	62	(1,913)
Accounts payable and accrued expenses	1,949	(1,594)
Accrued salaries, wages and employee benefits	(257)	571
Other current liabilities	(752)	(99)
Net cash provided by operating activities	6,189	4,265

Cash flows from investing activities:
Proceeds from maturity of short-term investments	1,868	245
Purchases of short-term investments	--	(35)
Issuance of related party and notes receivable	(95)	(152)
Collections on related party and notes receivable	149	2,120
Net change in other assets	(410)	1,266
Proceeds from sale of property and equipment	--	13
Purchases of property and equipment	(5,911)	(6,429)
Net cash used in investing activities	(4,399)	(2,972)

Cash flows from financing activities:
Repayment of capital lease obligations	(278)	(725)
Repayment of long-term debt	(937)	(935)
Proceeds from long-term borrowings and net borrowings underline of credit	--	950
Repurchase of common stock	(7,048)	(1,353)
Net change in other long-term liabilities	(324)	(1,314)
Net cash used in financing activities	(8,587)	(3,377)

Net decrease in cash and cash equivalents	(6,797)	(2,084)
Cash and cash equivalents at beginning of period	8,375	3,371
Cash and cash equivalents at end of period	$1,578	$1,287
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$555	$373
Income taxes	$572	$2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.     Company

Santa Barbara Restaurant Group, Inc., a Delaware corporation, and subsidiaries (the “Company”) is engaged in the food service industry.  As of October 4, 2001, the Company operated 25 Timber Lodge Steakhouse restaurants, 49 La Salsa restaurants, and five Green Burrito restaurants.  The Company also franchises 35 Green Burrito stand-alone restaurants, 197 dual-concept restaurants, one Timber Lodge Steakhouse, and 46 La Salsa restaurants for a total of 358 restaurants.  Subsequent to quarter end, six franchised La Salsa restaurants have closed.

2.     Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 28, 2000.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of results expected for a full year.  Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the fiscal 2001 presentation.

3.     Segment and Related Information

The Company currently operates two reportable segments: Steakhouse and Quick Serve Mexican.  During fiscal 2000, a third reportable segment, Family Dining, was comprised of the Company’s JB’s and Galaxy Diner restaurants.  The sale of this segment was completed on November 13, 2000.  The Steakhouse segment is comprised of Timber Lodge Steakhouse which serves dinner only.  The Quick Serve Mexican segment is comprised of La Salsa and Green Burrito restaurants.  The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  The corporate assets consist of corporate cash and cash equivalents, short-term investments, investments in affiliated companies, corporate notes receivable, and deferred income taxes for all periods presented.  The corporate component of segment profit (loss) before tax includes corporate general and administrative expenses, interest income and our equity income (loss) generated from our investments in affiliated companies for all periods presented.

	Family		Quick Serve
	Dining	Steakhouse	Mexican	Corporate	Total
		(Dollars in thousands)
Twelve Weeks Ended October 4, 2001
Revenues	$--	$10,082	$9,968	$--	$20,050
Interest income	--	13	5	63	81
Interest expense	--	(34)	(112)	--	(146)
Depreciation and amortization	--	553	512	--	1,065
Pre-opening expenses	--	37	59	--	96
Segment profit before tax	$--	$(72)	$592	$564	$1,084

Twelve Weeks Ended October 5, 2000
Revenues	$7,479	$10,024	$9,639	$--	$27,142
Interest income	26	5	58	33	122
Interest expense	(65)	(10)	(136)	--	(211)
Depreciation and amortization	360	498	491	--	1,349
Pre-opening expenses	--	107	9	--	116
Segment profit (loss) before tax	$(446)	$78	$369	$(1,820)	$(1,819)

Forty Weeks Ended October 4, 2001
Revenues	$--	$36,047	$31,799	$--	$67,846
Interest income	--	71	17	313	401
Interest expense	--	(110)	(442)	--	(552)
Depreciation and amortization	--	1,835	1,656	--	3,491
Pre-opening expenses	--	69	109	--	178
Segment profit before tax	--	1,015	1,420	716	3,151
Total assets as of October 4, 2001	$--	$33,078	$23,234	$10,731	$67,043

Forty Weeks Ended October 5, 2000
Revenues	$35,734	$33,466	$31,509	$--	$100,709
Interest income	123	49	218	314	704
Interest expense	(262)	(35)	(450)	--	(747)
Depreciation and amortization	1,493	1,627	1,564	--	4,684
Pre-opening expenses	--	258	9	--	267
Segment profit (loss) before tax	(1,521)	1,009	1,924	(2,605)	(1,193)
Total assets as of December 28, 2000	$--	$34,705	$26,240	$11,861	$72,806

4.     Related Party Notes Receivable

During the third quarter of fiscal 1999, the Company issued promissory notes to certain executives in the total amount of $153,000.  As of October 4, 2001, the outstanding balance of such notes is $100,000.

5.     Calculation of Earnings per Share

	Twelve	Twelve	Forty	Forty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4, 2001	October 5, 2000	October 4, 2001	October 5, 2000
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:
Numerator
Net income (loss)	$982	$(2,062)	$2,636	$(1,561)

Denominator
Weighted average shares outstanding	13,112	17,373	14,042	18,140

Escrowed restricted shares	--	(100)	(33)	(100)

Basic weighted average shares outstanding	13,112	17,273	14,009	18,040
Basic earnings (loss) per share:	$.07	$(.12)	$.19	$(.09)

Diluted Earnings Per Share:
Numerator
Net income (loss)	$982	$(2,062)	$2,636	$(1,561)

Denominator
Basic weighted average shares outstanding	13,112	17,273	14,009	18,040

Incremental common shares attributable to:
Escrowed restricted shares	--	100	33	100
Outstanding options	708	--	543	--
	708	100	576	100

Diluted weighted average shares outstanding	13,820	17,373	14,585	18,140
Diluted earnings (loss) per share	$.07	$(.12)	$.18	$(.09)

For the twelve and forty week periods ended October 4, 2001 and October 5, 2000, 5.6 million and 7.0 million shares, respectively, relating to the possible exercise of outstanding stock options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

6.     Sale of JB’s Family Restaurants, Inc.

On November 13, 2000 the Company completed the sale of its JB’s Family Restaurants, Inc. (“JB’s”) subsidiary.  JB’s financial information is included in all prior year comparisons up to the closing date.  The operations of JB’s generated revenues of $7.5 million and $35.7 million for the twelve and forty week periods ended October 5, 2000, and losses from operations (before taxes) of $446,000 and $1,521,000 for the twelve and forty week periods ended October 5, 2000.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto.  The results of operations for the twelve and forty week periods ended October 5, 2000, include twelve and forty weeks of operating results for JB’s which was sold on November 13, 2000 (see note 6 to Condensed Consolidated Financial Statements).  The reduction of 55 Company-operated and 30 franchised restaurants associated with the sale are the principal reasons for the significant differences when comparing results of operations for the twelve and forty week periods ended October 4, 2001 with the results of operations for the twelve and forty week periods ended October 5, 2000.  The comparability of future periods will also be affected by the aforementioned transaction.  The costs associated with opening and integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company, may have a material adverse effect on the Company’s results of operations.

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s unaudited condensed consolidated statements of income for the twelve and forty week periods ended October 4, 2001 and October 5, 2000.  The twelve week periods ended October 4, 2001 and October 5, 2000 are referred to throughout this document as the third quarter of fiscal 2001 and 2000, respectively.

	Twelve Weeks	Twelve Weeks	Forty	Forty
	Ended	Ended	Weeks Ended	Weeks Ended
	October 4, 2001	October 5, 2000(1)	October 4, 2001	October 5, 2000(1)
Revenues:
Company-operated restaurant operations	97.5%	96.9%	97.6%	96.8%
Franchised restaurants and other	2.5	3.1	2.4	3.2
Total revenues	100.0	100.0	100.0	100.0

Restaurant operating costs: (2)
Food and packaging	31.5	32.5	31.6	32.4
Payroll and other employee benefits	30.4	32.6	30.1	33.1
Occupancy and other operating costs	25.4	24.2	24.8	23.8
	87.3	89.3	86.5	89.3
Advertising (2)	3.8	3.2	3.6	3.1
Pre-opening expenses(2)	0.5	0.4	0.3	0.3
Loss on sale of JB’s	--	11.0	--	3.0
General and administrative	7.5	9.5	7.7	8.5

Operating income (loss)	3.1	(10.6)	4.1	(1.2)
Interest expense	(0.7)	(0.8)	(0.8)	(0.7)
Other income, net	3.0	4.6	1.3	0.8
Income (loss) before income taxes	5.4	(6.7)	4.6	(1.2)
Income tax expense	0.5	0.9	0.8	0.4
Net income (loss)	4.9%	(7.6)%	3.9%	(1.5)%

(1)  Includes the operating results of JB’s for the entire fiscal 2000 period presented.

(2)  As a percentage of revenues from Company-operated restaurants.

Results of Operations for the Twelve Weeks Ended October 4, 2001 as Compared to the Twelve Weeks Ended October 5, 2000

Revenues from Company-operated restaurants decreased $6.7 million to $19.6 million for the third quarter of fiscal 2001 as compared with revenues of $26.3 million during the third quarter of fiscal 2000.  The decrease in revenues is primarily attributable to the sale of JB’s in fiscal 2000, which generated $7.3 million in revenues during the third quarter of fiscal 2000.  La Salsa same-store sales increased 3.0% during the third quarter of 2001.  Timber Lodge Steakhouse and Green Burrito same-store sales decreased by 7.7% and 2.3%, respectively during the third quarter of 2001.

Revenues from franchised restaurants decreased $312,000 to $476,000 for the third quarter of fiscal 2001 as compared with revenues of $788,000 during the third quarter of fiscal 2000.  The decrease in revenues from franchised restaurants is principally due to the sale of JB’s which generated $244,000 in franchise royalties in the third quarter of fiscal 2000.  Additionally, royalties earned from dual-concept restaurants declined by $8,000 as a result of the Company’s decision to reduce the dual-concept royalty rate from four percent of revenues to three percent of revenues in exchange for a reduction in services provided by the Company.

Food and packaging costs as a percentage of revenue from Company-operated restaurants decreased to 31.5% for the third quarter of fiscal 2001 as compared with 32.5% during the third quarter of fiscal 2000.  The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants for the second quarter of fiscal 2001 as compared with the prior year, is primarily due to a 170 and 90 basis point reduction in costs at La Salsa and Timber Lodge Steakhouse restaurants, respectively, primarily due to favorable pricing negotiated on purchase contracts for key food products and continued operating improvements.

Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants to 30.4% for the third quarter of fiscal 2001 as compared with 32.6% for the third quarter of fiscal 2000.  The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants for the second quarter of fiscal 2001 as compared with the prior year, is primarily attributable to the sale of JB’s in fiscal 2000, which operated with higher payroll and benefit costs as a percent of revenues (40.4%) during the third quarter of fiscal 2000.

Occupancy and other operating costs increased as a percentage of revenue from Company-operated restaurants to 25.4% for the third quarter of fiscal 2001 as compared with 24.2% for the third quarter of fiscal 2000.  The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants is primarily attributable to increased rental, utility, depreciation, and insurance expenses at La Salsa and Timber Lodge Steakhouse.

Advertising costs as a percent of revenue from Company-operated restaurants for the third quarter of fiscal 2001 have increased to 3.8% as compared to 3.2% in the prior year period.  Timber Lodge and La Salsa remained constant at 4.4% and 3.3% of revenue, respectively, as compared to the previous year, while JB’s advertising cost was 1.3% during the prior year period.

Pre-opening expenses decreased $20,000 to $96,000 for the third quarter of fiscal 2001 as compared to $116,000 for the third quarter of fiscal 2000.  During the third quarter of fiscal 2001, two new La Salsa restaurants opened. During the prior year period there were no new restaurant openings.

General and administrative costs were $1.5 million or 7.5% of total revenues for the third quarter of fiscal 2001 as compared with $2.6 million or 9.5% of total revenues for the third quarter of fiscal 2000.  The decrease in general and administrative costs is attributable to the sale of JB’s in fiscal 2000, which incurred $735,000 in general and administrative costs in the third quarter of fiscal 2000.

Interest expense was at 0.7% of total revenues or $146,000 for the third quarter of fiscal 2001, as compared to $211,000, or 0.8%, for the third quarter of fiscal 2000.  The decrease in interest expense dollars is due primarily to a reduction of debt as a result of the sale of JB’s in fiscal 2000.

Other income (expense), net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company’s proportionate share of earnings or losses earned by our equity investments in affiliated companies.  During the third quarter of fiscal 2001, other income, net, decreased $651,000 to $605,000 as compared to $1.3 million during the third quarter of fiscal 2000.  The current quarter income is comprised primarily of the recognition of gain of $547,000 on sale of stock in an affiliated company and interest income of $81,000.  The prior year period included the recognition of a gain on sale of Checkers stock of $1.2 million and interest income of $122,000.

Income tax expense for the twelve week period ended October 4, 2001 includes an $808,000 tax benefit related to eliminating its valuation allowance for deferred tax assets arising from net operating losses that occurred prior to fiscal 2001, partially offset by a $455,000 tax expense to reflect the Company’s 42% effective tax rate on a year-to-date basis.  The Company’s effective tax rate for the twelve week period ended October 5, 2000 was 20%.

Results of Operations for the Forty Weeks Ended October 4, 2001 as Compared to the Forty Weeks Ended October 5, 2000

Revenues from Company-operated restaurants decreased $31.3 million to $66.2 million for the forty weeks ended October 4, 2001 as compared with revenues of $97.5 million during the forty weeks ended October 5, 2000.  The decrease in revenues is primarily attributable to the sale of JB’s in fiscal 2000, which generated $34.7 million in revenues during the forty week period ended October 5, 2000.  Same-store sales for Company-operated restaurants increased 4.0% at La Salsa, while decreasing 4.4% at Timber Lodge Steakhouse and 4.7% at Green Burrito for the forty weeks ended October 4, 2001 as compared to the comparable period last year.

Revenues from franchised restaurants decreased $1.4 million to $1.6 million for the forty weeks ended October 4, 2001 as compared with revenues of $3.0 million during the forty weeks ended October 5, 2000.  The decrease in revenues from franchised restaurants is principally due to the sale of JB’s which generated $1.0 million in franchise royalties during the prior year period, coupled with a $222,000 year over year reduction in dual-concept restaurant royalties.

Food and packaging costs as a percentage of revenue from Company-operated restaurants for the forty weeks ended October 4, 2001 decreased to 31.6% as compared with 32.4% for the forty weeks ended October 5, 2000.  The decrease in food and packaging costs as a percentage of revenue from Company-operated restaurants is primarily due a 180 and 100 basis point reduction in costs at La Salsa and Timber Lodge Steakhouse restaurants, respectively, due to favorable pricing negotiated on purchase contracts for key food products and continued operating improvements.

Payroll and other employee benefits decreased as a percentage of revenue from Company-operated restaurants for the forty weeks ended October 4, 2001 to 30.1% as compared with 33.1% for the forty weeks ended October 5, 2000.  The decrease in payroll and other employee benefits as a percent of revenue from Company-operated restaurants is attributable to sale of JB’s in fiscal 2000, which operated with higher payroll and benefit costs as a percent of revenues (40.0%) for the forty week period ended October 5, 2000.

Occupancy and other operating costs for the forty weeks ended October 4, 2001, as a percentage of revenue from Company-operated restaurants increased to 24.8% as compared with 23.8% for the forty weeks ended October 5, 2000.  The increase in occupancy and other operating costs as a percent of revenue from Company-operated restaurants is attributable to increased rental, utility, depreciation, and insurance expenses at La Salsa and Timber Lodge Steakhouse.

Advertising costs as a percent of revenue from Company-operated restaurants for the forty weeks ended October 4, 2001, have increased to 3.6% as compared with 3.1% in the prior year.  The increase is primarily attributable to JB’s, which had advertising costs of 2.0% in the prior year.

For the forty weeks ended October 4, 2001, pre-opening expenses decreased $89,000 to $178,000 as compared to $267,000 for the forty weeks ended October 5, 2000.  During the forty weeks ended October 4, 2001, five new La Salsa restaurants opened, compared to one Timber Lodge opening during the same period of the prior year.

General and administrative costs were $5.2 million or 7.7% of total revenues for the forty weeks ended October 4, 2001, as compared with $8.6 million or 8.5% of total revenues for the forty weeks ended October 5, 2000.  The decrease in general and administrative costs is attributable to the sale of JB’s in fiscal 2000, which incurred $2.8 million in general and administrative costs for the forty week period ended October 5, 2000.

Interest expense for the forty weeks ended October 4, 2001 was $552,000 or 0.8% of total revenues as compared to $747,000 or 0.7% of total revenues for the forty weeks ended October 5, 2000.  The decrease in interest expense dollars is primarily due to a reduction of debt as a result of the sale of JB’s in fiscal 2000.

Other income, net, primarily reflects interest income on invested cash, short-term investments, notes receivable and the Company’s proportionate share of earnings or losses earned by our equity investments in affiliated companies.  For the forty weeks ended October 4, 2001 other income, net, increased $97,000 to $902,000 as compared to other income, net, of $805,000 for the forty weeks ended October 5, 2000.  The current year includes a gain on the sale of stock in an affiliated company of $547,000 and interest income of $401,000.  The prior year period included interest income earned on invested cash and notes receivable of $704,000 and a $210,000 net gain on equity investments and sale of stock in an affiliated company.

The Company’s effective tax rate for the forty week period ended October 4, 2001 includes an $808,000 tax benefit related to the reversal of the Company’s reserves against its deferred tax asset, offsetting the 42% effective tax rate.  The Company’s effective tax rate for the forty week period ended October 5, 2000 was 20%.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that all business combinations be accounted for under a single method – the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS No. 141 requires the purchase method be used for business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized as an expense against earnings, but instead, should be reviewed periodically for impairment.  Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001.

The Company has historically amortized its goodwill over its estimated useful life.  Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill.  The Company recorded amortization expenses in the amount of $520,000 for the year ended December 28, 2000, $95,000 for the twelve weeks ended October 4, 2001, and $315,000 for the forty weeks ended October 5, 2001.  While the Company has not completely analyzed the impact of adopting SFAS 141 and 142, to the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” in September 2001.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Management has not assessed whether the application of this standard will have a material effect on the Company’s financial position, results of operations or liquidity.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets” in October 2001.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management has not assessed whether the application of this standard will have a material effect on the Company’s financial position, results of operations or liquidity.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $1.6 million at October 4, 2001 and $8.4 million at December 28, 2000. The decrease in cash and cash equivalents is primarily due to the use of approximately $5.9 million to fund purchases of equipment and other capital improvements and $8.6 million utilized in financing activities, partially offset by $6.2 million provided by operating activities and cash received from the sale of investments in the amount of $1.9 million.  The Company has eliminated its valuation allowance for deferred tax assets arising from net operating losses that occurred prior to fiscal 2001, and is recording tax expense at a 42% effective tax rate.  It is expected that cash outlays for taxes will be at a substantially lower rate than 42% due to utilization of net operating loss carryforwards.

Net cash provided by operating activities was $6.2 million during the forty week period ended October 4, 2001 which included net income of $2.6 million and depreciation and amortization of $3.5 million.   Investing activities required the Company to use $5.9 million in cash to fund capital additions partially offset by proceeds from the sale of investments in the amount of $1.9 million.  Financing activities included the use of $7.0 million of cash to acquire 4.0 million shares of the Company’s stock and $937,000 of cash to pay down long-term debt.

During the first forty weeks ended October 4, 2001, the Company opened three new La Salsa restaurants at a cost of approximately $350,000 per restaurant and acquired two restaurants which were converted to the La Salsa concept for a total cost of approximately $270,000 per restaurant.  The Company also re-imaged eight La Salsa restaurants during the first three quarters of fiscal 2001 at an average cost of approximately $45,000 per restaurant.  The Company plans to remodel eight to ten additional La Salsa restaurants during fiscal 2001.  The Company also plans to open approximately five new La Salsa restaurants at a cost of approximately $350,000 each during the remainder of fiscal 2001, and is currently negotiating leases to further expand La Salsa in fiscal 2002.  In addition, the Company plans to open one new Timber Lodge Steakhouse restaurant at a cost of approximately $2.0 million during fiscal 2001.

The Company believes it will be able to meet its working capital requirements through its available cash and cash equivalents and cash flows from operations.  The Company may require additional funds to support its working capital requirements or for other purposes, including the opening of new restaurants, remodeling of certain restaurants, acquisitions and purchases of the Company’s common stock, and may seek to raise such additional funds through public or private equity and/or debt financing, the sale of assets or from other sources.  In addition, much of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for debt financing; however, there can be no assurance that real estate financing or other financing will be available or that, if available, such financing will be obtainable on terms favorable or acceptable to the Company.

Cautionary Statement

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following: any statements regarding future restaurant openings or remodels, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements.

The Company’s actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well established competitors;

(ii)

The Company’s results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company’s restaurant concepts; local, regional and national economic conditions; the seasonality of the Company’s business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)

The Company’s ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices; ability to obtain all governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, the ability to generate or borrow funds, the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees.

(iv)

Price and availability of commodities and utilities, including but not limited to such items as beef, chicken, shrimp, and cheese are subject to fluctuations and could increase or decrease more than the Company expects; and/or

(v)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

Item 3.            Market Risk

The Company has a term note payable and revolving note payable which bear interest at LIBOR plus 4.0% and 3.75%, respectively.  The total debt outstanding under both agreements at October 4, 2001 is $4.8 million.  A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $48,000 in annual pre-tax earnings.

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

Item 6.            Exhibits and Reports on Form 8-K

(a)   Exhibits:

(i)            10.20  Form of employment agreement executed by Theodore Abajian and Santa Barbara Restaurant Group, Inc.

(ii)           10.21  Stock Purchase Agreement by and between the Company and CKE Restaurants, Inc. dated August 20, 2001.

(b)   Current Reports on Form 8-K:

(i)            None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Santa Barbara Restaurant Group, Inc.
(Registrant)

Date:	By:	/s/ TED ABAJIAN
November 16, 2001		Ted Abajian
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)